Form 10-Q
period 2008-01-31
Nicaragua Rising Inc.
filed 2008-03-13
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2008

OR [ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 333-148282

NICARAGUA RISING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

524 Calle El Arsenal
Convento San Francisco
21/2 Al Este
Granada, Nicaragua 999-999-9
(Address of principal executive offices, including zip code.)

(505) 683-2824
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]     NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X]     NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 0 as of March 6, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	January 31,	October 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$3,082	$5,075
TOTAL CURRENT ASSETS	3,082	5,075

TOTAL ASSETS	$3,082	$5,075

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$13,810	$-
Related party accrued interest	154	3
Related party note payable	15,000	15,000
TOTAL CURRENT LIABILITIES	28,964	15,003

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Additional paid-in capital	-	-
Deficit accumulated during development stage	(25,982)	(10,028)
TOTAL STOCKHOLDERS' DEFICIT	(25,882)	(9,928)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$3,082	$5,075

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EXPENSES

		From October 24,
	Three Months Ended	2007 (Inception)
	January 31,	to January 31,
	2008	2008
	(unaudited)	(unaudited)

EXPENSES
Legal and accounting	$15,400	$25,425
License expense	359	359
Bank fees	44	44
Total Expenses	15,803	25,828

LOSS FROM OPERATIONS	(15,803)	(25,828)

OTHER EXPENSE
Interest expense	(151)	(154)
Total Other Expense	(151)	(154)

NET LOSS	$(15,954)	$(25,982)

BASIC AND DILUTED NET LOSS PER SHARE	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,000,000

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

	Three months ended	From October 24,
	January 31,	2007 (Inception)
	2007	through January 31,
	(unaudited)	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,954)	$(25,982)
Adjustments to reconcile net loss to net cash
used by operations:
Change in assets and liabilities:
Accounts payable and accrued expenses	13,810	13,810
Related party accrued interest	151	154
Net cash used by operating activities	(1,993)	(12,018)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	-	15,000
Proceeds from sales of stock	-	100
Net cash provided by financing activities	-	15,100

NET INCREASE IN CASH	(1,993)	3,082

CASH - Beginning of period	5,075	-

CASH - End of period	$3,082	$3,082

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Nicaragua Rising, Inc., have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nicaragua Rising’s Forms SB-2 filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form SB-2 have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Nicaragua Rising had negative working capital of $25,882 and an accumulated deficit of $25,982 incurred through January 31, 2008. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Nicaragua Rising’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Nicaragua Rising cannot continue in existence. Nicaragua Rising anticipates that it will need $30,000 to continue in existence for the following twelve months. Nicaragua Rising expects to control its cash outflows based upon funds received.

NOTE 3 - SUBSEQUENT EVENTS

A demand promissory note for consideration of $5,000 was issued to Jamielu Miller on February 21. The term of this note is for one year.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

     We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in this offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

     To meet our need for cash, we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations, but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from this offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering.

     If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

     Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not be conducting any product research or development. We do not expect to purchase or sell plant or significant equipment. Further, we do not expect significant changes in the number of employees.

     Upon completion of our public offering, our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.

Complete our public offering. We believe this could take up to 270 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin operations until we have closed this offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2.

After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of this prospectus.

3.

After our office is established, which we said should be 30 days after completing our offering, we intend to contact Nicaraguan real estate agents through our website and by personal contact through Ms. Miller, our sole officer and director. Once we have completed our public offering we will hire an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website. This promotion will ongoing through the life of our operations.

4.

Approximately 60 days after we complete our public offering, we intend to promote our services through traditional sources such as real estate publications, letters, emails, flyers and mailers. We also intend to attend additional real estate related conferences. We intend to promote our services to corporations to individuals who want to invest in Nicaraguan real estate and to Nicaraguan real estate agents. Initially we will aggressively court contacts provided by our president, Jamielu S. Miller. We believe that it will cost a minimum of $5,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $7,500 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations.

5.	Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

     In summary, we should implement our business plan and expect to be engaging clients within 90 days of completing our public offering. We estimate that we will generate revenue 120 to 180 days after beginning operations.

Limited operating history; need for additional capital

     There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services.

     We are seeking equity financing to provide for the capital required to implement our operations.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on October 24, 2007 to January 31, 2008

     Since inception, we incorporated the company, hired the attorney, and hired the auditor for the preparation of our prospectus. We have prepared an internal business plan. We have reserved the domain name www.investnicaragua.com. Our loss since inception is $25,982. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

     Since inception, we sold 10,000,000 shares of common stock to our sole officer and director in consideration of $100.00.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     On October 29, 2007, we issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock.

     As of January 31, 2008, our total assets were $3,082 and our total liabilities were $28,964.

ITEM 4.     CONTROLS AND PROCEDURES.

     Evaluation of Disclosure Controls and Procedures - Our Principal Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures, that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 9, 2008, our Form SB-2 registration statement (SEC file no. 333-148282) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,400,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. The minimum number of shares offered was 1,200,000 and the maximum was 2,400,000 common shares. The offering price is $0.05 per common share.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of March, 2008.

NICARAGUA RISING INC.
(Registrant)

BY:   JAMIELU MILLER
         Jamielu Miller
         President, Principal Executive Officer, Principal
         Accounting Officer, Principal Financial Officer,
         Secretary/Treasurer and sole member of the
         Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Rule 13a-15(e) and 15d-15(e), promulgated under the Securities and Exchange Act of
1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer).