Form 10-Q
period 2008-04-30
Nicaragua Rising Inc.
filed 2008-06-10
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-148282

NICARAGUA RISING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

524 Calle El Arsenal
Convento San Francisco
2 1/2 Al Este
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 0 as of June 2, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	April 30,	October 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$7,919	$5,075
TOTAL CURRENT ASSETS	7,919	5,075

TOTAL ASSETS	$7,919	$5,075

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$10,740	$3
Related party note payable	20,000	15,000
TOTAL CURRENT LIABILITIES	30,740	15,003

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Common stock subscribed
Additional paid-in capital	6,000	-
Deficit accumulated during development stage	(28,921)	(10,028)
TOTAL STOCKHOLDER'S DEFICIT	(22,821)	(9,928)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$7,919	$5,075

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EXPENSES
(Unaudited)

			From October 24,
	Three Months Ended	Six Months Ended	2007 (Inception)
	April 30,	April 30,	to April 30,
	2008	2008	2008

EXPENSES
Legal and accounting	$2,700	$18,100	$28,125
License expense	-	359	359
Bank fees	54	98	98
Total Expenses	2,754	18,557	28,582

LOSS FROM OPERATIONS	(2,754)	(18,557)	(28,582)

OTHER INCOME (EXPENSE)
Interest expense	(185)	(336)	(339)
Total Other Income (Expense)	(185)	(336)	(339)

NET LOSS	$(2,939)	$(18,893)	$(28,921)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,000,000	10,000,000

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)
		From October 24,
	Six months ended	2007 (Inception)
	April 30,	through April 30,
	2008	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,893)	$(28,921)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in accounts payable & accrued expenses	10,400	10,400
Increase (decrease) in accrued interest, related parties	337	340
Net cash used by operating activities	(8,156)	(18,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	5,000	20,000
Proceeds from sales of stock	6,000	6,100
Net cash provided by financing activities	11,000	26,100

NET INCREASE IN CASH	2,844	7,919

CASH - Beginning of period	5,075	-

CASH - End of period	$7,919	$7,919

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
APRIL 30, 2008

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Nicaragua Rising, Inc. (“Nicaragua Rising”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Nicaragua Rising’s Forms SB-2 filed with SEC. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2007 as reported in the Form SB-2 have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Nicaragua Rising had negative working capital and an accumulated deficit incurred through April 30, 2008. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Nicaragua Rising’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Nicaragua Rising cannot continue in existence. Nicaragua Rising anticipates that it will need $30,000 to continue in existence for the following twelve months. Nicaragua Rising expects to control its cash outflows based upon funds received.

NOTE 3 - NOTE PAYABLE

A demand promissory note for consideration of $15,000 was issued to Jamielu Miller on October 29, 2007. The term of this note is for one year. An additional promissory note was entered into in February of 2008 for $5,000. The term of this note is for one year. Both notes carry an interest rate of 4%.

NOTE 4 – COMMON STOCK

During February 2008, Nicaragua Rising sold 120,000 shares of common stock at $.05 per share for a total proceeds of $6,000. As of April 30, 2008, the common stock has not been issued.

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

     Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete the development of our website, source out purveyors of services for products to sell and source out clients to buy our services. We believe the technical aspects of our website will be sufficiently developed to use for our operations 90 days from the completion of our public offering. Accordingly, we must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin operations until we raise money from our public offering.

     To meet our need for cash, we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin operations, but we cannot guarantee that once we begin operations we will stay in business after operations have commenced. If we are unable to successfully negotiate strategic alliances with purveyors of services to enable us to offer these services to our clients, or if we are unable to attract enough clients to utilize our services, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering.

     If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, it will last a year but with limited funds available to develop and implement our growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for our growth strategy. If we raise less than the maximum amount and we need more money, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

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

2.

After completing the offering, we will immediately begin to establish our office and acquire the equipment we need to begin operations. Establishing our offices will take 30 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our public offering.

3.	After our office is established, which should be 30 days after completing our offering, we intend to contact Nicaraguan real estate agents through our website and by personal contact through Ms.

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

4.

Approximately 60 days after we complete our public offering, we intend to promote our services through traditional sources such as real estate publications, letters, emails, flyers and mailers. We also intend to attend additional real estate related conferences. We intend to promote our services to corporations and to individuals who want to invest in Nicaraguan real estate and to Nicaraguan real estate agents. Initially we will aggressively court contacts provided by our president, Jamielu S. Miller. We believe that it will cost a minimum of $5,000 for our marketing campaign. If we raise the maximum amount of proceeds from the offering, we will devote an additional $7,500 to our marketing program. Marketing is an ongoing matter that will continue during the life of our operations.

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

     We are seeking equity financing to provide the capital required to implement our operations.

     We can provide no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of operations

From Inception on October 24, 2007 to April 30, 2008

     Since inception, we incorporated the company, engaged an attorney, and engaged the auditor for the preparation of our prospectus. We have prepared an internal business plan. We have reserved the domain name www.investnicaragua.com. Our loss since inception is $28,921. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

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

     As of April 30, 2008, our total assets were $79,019 and our total liabilities were $30,740.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

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

Changes in Internal Controls

      We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

PART II. OTHER INFORMATION

ITEM 1A.    RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of June, 2008.

NICARAGUA RISING INC.
(Registrant)

BY:	JAMIELU MILLER
Jamielu Miller
President, Principal Executive Officer, Principal
Accounting Officer, Principal Financial Officer,
Secretary/Treasurer and sole member of the
Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.