Form 10-Q
period 2008-07-31
Nicaragua Rising Inc.
filed 2008-09-15
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-148282

NICARAGUA RISING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

524 Calle El Arsenal
Convento San Francisco
2 1/2 Al Este
Granada, Nicaragua 999-999-9
(Address of principal executive offices, including zip code.)

(505) 683-2824
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☒   NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 0 as of September 15, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS
(Unaudited)

	July 31,	October 31,
	2008	2007
ASSETS

CURRENT ASSETS
Cash	$32,671	$5,075
TOTAL CURRENT ASSETS	32,671	5,075

TOTAL ASSETS	$32,671	$5,075

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,641	$3
Related party note payable	32,000	15,000
TOTAL CURRENT LIABILITIES	35,641	15,003

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
10,000,000 shares issued and outstanding	100	100
Additional paid-in capital - common stock subscribed	30,000	-
Deficit accumulated during development stage	(33,070)	(10,028)
TOTAL STOCKHOLDER'S DEFICIT	(2,970)	(9,928)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$32,671	$5,075

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF EXPENSES
(Unaudited)

			From October 24,
	Three Months Ended	Nine Months Ended	2007 (Inception)
	July 31,	July 31,	to July 31,
	2008	2008	2008

EXPENSES
Legal and accounting	$3,785	$21,885	$31,885
License expense	-	359	359
Bank fees	48	145	170
Total Expenses	3,833	22,389	32,414

LOSS FROM OPERATIONS	(3,833)	(22,389)	(32,414)

OTHER INCOME (EXPENSE)
Interest expense	(316)	(653)	(656)
Total Other Income (Expense)	(316)	(653)	(656)

NET LOSS	$(4,149)	$(23,042)	$(33,070)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	10,000,000	10,000,000

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended	From October 24,
	July 31,	2007 (Inception)
	2008	through July 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net	$(23,042)	$(33,070)
Adjustments to reconcile net loss to net cash
used by operations:
Increase (decrease) in accounts payable & accrued expenses	2,985	2,985
Increase (decrease) in accrued interest, related parties	653	656
Net cash used by operating activities	(19,404)	(29,429)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	17,000	32,000
Proceeds from sales of stock	30,000	30,100
Net cash provided by financing activities	47,000	62,100

NET INCREASE IN CASH	27,596	32,671

CASH - Beginning of period	5,075	-

CASH - End of period	$32,671	$32,671

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

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

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Nicaragua Rising had negative working capital and an accumulated deficit incurred through July 31, 2008. Management has established plans to begin generating revenues and decrease debt. Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Nicaragua Rising’s ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Nicaragua Rising cannot continue in existence. Nicaragua Rising anticipates that it will need $30,000 to continue in existence for the following twelve months. Nicaragua Rising expects to control its cash outflows based upon funds received.

NOTE 3 - NOTE PAYABLE

A demand promissory note for consideration of $15,000 was issued to Jamielu Miller on October 29, 2007. A second demand promissory note was entered into in February of 2008 for $5,000. The term of these notes is for one year. An additional promissory note was entered into in May of 2008 for $12,000. The term of this note is for one year. All notes carry an interest rate of 4%.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
JULY 31, 2008

NOTE 4 – COMMON STOCK

During February 2008, Nicaragua Rising sold 120,000 shares of common stock at $.05 per share for a total proceeds of $6,000. During June and July of 2008 Nicaragua Rising sold an additional 480,000 shares of common stock at $.05 for a total proceeds of $24,000. As of July 31, 2008, the common stock has not been issued. Under the stock subscription agreements, the cash will be refunded to investors if the Company can not raise $60,000 in total. Currently management believes that it is probable that such amount will be raised.

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

Results of operations

From Inception on October 24, 2007 to July 31, 2008

     Since inception, we incorporated the company, engaged an attorney, and engaged the auditor for the preparation of our prospectus. We have prepared an internal business plan. We have reserved the domain name www.investnicaragua.com. Our loss since inception is $33,070. We have not started our proposed business operations and will not do so until we have completed our public offering. We expect to begin operations 100 days after we complete our public offering.

     Since inception, we sold 10,000,000 shares of common stock to our sole officer and director in consideration of $100.00.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations. On October 29, 2007, we issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. As of July 31, 2008, we have subscriptions for 600,000 shares of common stock and raised $30,000.00.

     As of July 31, 2008, our total assets were $32,671 and our total liabilities were $35,641.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Control

     We have also evaluated our internal control for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.   RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS.

     On January 9, 2008, our Form SB-2 registration statement (SEC file no. 333-148282) was declared effective by the SEC. Pursuant to the SB-2, we are offering 1,200,000 shares minimum, 2,400,000 shares maximum at an offering price of $0.05 per shares in a direct public offering, without any involvement of underwriters or broker-dealers. As of July 31, 2008, we have subscriptions for 600,000 shares of common stock and raised $30,000.00.

ITEM 6.     EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of September, 2008.

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