Form 10-K
period 2008-10-31
Nicaragua Rising Inc.
filed 2009-01-30
CIK 1421766

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2008

Commission file number 333-148282

NICARAGUA RISING INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

524 Calle El Arsenal
Convento San Francisco
2 1/2 al Este
Granada, Nicaragua
(Address of principal executive offices, including zip code.)

505-683-2824
(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   ☐ Yes     ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:   ☒ Yes     ☐No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.   ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy ir information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☒ Yes   ☐ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 19, 2009: $315,000.

TABLE OF CONTENTS

		Page

	PART I
Item 1.	Description of Business.	3
Item 1A.	Risk Factors.	7
Item 1B.	Unresolved Staff Comments.	7
Item 2.	Properties.	7
Item 3.	Legal Proceedings.	7
Item 4.	Submission of Matters to a Vote of Security Holders.	7

	PART II
Item 5.	Market Price for the Registrant’s Common Equity, Related Stockholders Matters
	and Issuer Purchases of Equity Securities.	8
Item 6.	Selected Financial Data.	9
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of
	Operations.	9
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.	12
Item 8.	Financial Statements and Supplementary Data.	13
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial
	Disclosure.	22
Item 9A.	Controls and Procedures.	22
Item 9B.	Other Information.	22

	PART III
Item 10.	Directors and Executive Officers, Promoters and Control Persons.	22
Item 11.	Executive Compensation.	25
Item 12.	Security Ownership of Certain Beneficial Owners and Management.	26
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	27
Item 14.	Principal Accounting Fees and Services.	27

	PART IV
Item 15.	Exhibits and Financial Statement Schedules.	28

PART I

ITEM 1.     BUSINESS

General

     We were incorporated in Nevada on October 24, 2007, to engage in the business of real estate investment consulting with respect to properties located in Nicaragua. We have not started operations. We have not generated revenues from operations, but must be considered a start-up business. Our statutory registered agent in Nevada is 1000 East William Street, Suite 204, Carson City, Nevada 89701. Our business office is located at 524 Calle El Arsenal, Convento San Francisco 2 ½ al Este, Granada, Nicaragua and our telephone number is 505-683-2824.

     We have no plans to change our planned business activities or to combine with another business, and we are not aware of any events or circumstances that might cause these plans to change.

     We have not conducted any market research into the likelihood of success of our operations.

Background

     We intend to offer real estate consulting services to persons located in North America who are interested in investing in real estate located in Nicaragua.

Services

     We intend to cater to the newly located or inexperienced real estate investor who do not have a preexisting relationship with a real estate agent in Nicaragua. We will assist the investor by locating qualified local experts in Nicaragua who will assist with issues relating to the purchase of real property in Nicaragua. For providing such service, we will be paid a fee by our customer.

The Process

     The client will provide us with information. The information will include the area of Nicaragua that the client desires to purchase property; the price range of the property being bought or sold; the type of property, commercial or residential; and, other conditions of the purchase and sale established by the client. The information will primarily be gathered via email, but telephone conversations and personal site visits will also be employed when necessary.

     Once all the relevant information and preferences are gathered, the process of matching the client to a qualified Nicaragua estate agent will follow. Personal interviews with the real estate agent will be coordinated by us.

     In exchange for obtaining a qualified real estate agent, we will be paid a fee by the real estate agent for referring our client to him. The fee will be 25% to 50% of whatever commission the real estate agent receives on the transaction. We will have an executed blanket agreement with each real estate agent prior to introducing our client to the real estate agent.

     If a transaction is not consummated, no fee is due and payable.

Our website

     Currently our website is under development. We will hire an outside technology provider to develop our website. The technology provider company we hire will provide the following services and products for the website: disk space, bandwidth, 155 mbit backbone, pop mailboxes, e-mail forwarding, e-mailing analysis, auto responder, front page support, unlimited FTP access and hotmetal/miva script. The foregoing will allow us to promote the use of our services in an attractive fashion, and communicate with our clients on-line.

     Our website will become the virtual business card and portfolio for us as well as our online “home.” It will showcase the services we will supply and a portfolio of properties and the variety of advisory services that we will offer. Currently, we have no customers and there is no assurance we will ever have any customers.

     The website will be a simple, well-designed site that is in keeping with the latest trends in user interface design. A site that is too flashy or tries to use too much of the latest Shockwave or Flash technology can be overdone and cause potential clients to look elsewhere. To those prospective clients that we are targeting, time is valuable and a website that takes too long to load or is difficult to navigate would not appeal to them.

     Other than investigating potential technologies in support of our business purpose and the preparation of our plan of operations, we have had no material business operations since inception on October 24, 2007. At present, we have yet to acquire or develop the necessary technology assets in support of our business purpose to become an Internet-based real estate referral center.

     The Internet is a worldwide medium of interconnected electronic and/or computer networks. Individuals and companies have recently recognized that the communication capabilities of the Internet provide a medium for not only the promotion and communication of ideas and concepts, but also for the presentation and sale of information, goods and services.

Procedure for Doing Business with Us

1.	We will email, telephone or meet with the clients to get relevant questions answered relating to our advisory services.

2.	We will disclose our fee and have the client execute a written contract with us.

3.	We will find between one and three real estate agents in Nicaragua and introduce the real estate agent to the client for consideration.

4.	Upon completion of a real estate transaction we will collect our fee from the referred real estate agent.

Marketing Strategy

     We intend to execute agreements with real estate agents in Nicaragua. At the same time we intend to promote our service to the public. We will charge a fee for our service. The fee will be paid by the real estate agent we introduce.

     We will offer direct advertising of our services on our website, by flyers and promotional material that we create for distribution by mailing and handouts at retail outlets.

          Other methods of communication will include:

-     Regular e-mailings to potential customers with updated company information and market changes
-     Direct mail brochures and newsletters
-     Publications - through newspapers and in the real estate section of local newspapers.
-     Community Newsletters
-     Informal marketing/networking activities such as joining organizations or attending conferences.

          Customer-based marketing will include:

-     Emphasizing repeat sales to clients who have used our services
-     Additional sales facilitated by links to our website
-     Strategic partnerships such as cooperative advertising

Website Marketing Strategy

     Web marketing will start with our known contacts whom we will ask to recommend our site. We will continue the strategy with long-term efforts to develop recognition in professional forums. We intend to attract traffic to our website by a variety of online marketing tactics such as registering with top search engines using selected key words (meta tags) and utilizing link and banner exchange options.

Revenue.

     Initially, we intend to generate revenue from one source:

-    Fixed Fee - By charging a fixed fee of 25% to 50% of the Realtor’s commission on the purchase or sale of a tract of real estate.

     We intend to develop and maintain a database of all our clients and real estate agents in order to continuously build and expand our services.

     There is no assurance that we will be able to interest the public or real estate agents in availing in our services.

     The website will be the primary tool used to launch the service and deal with the clients. Not only will it begin the process of assessing the clients’ needs, it will also allow the clients the opportunity to peruse properties available on the market, determine how much mortgage they qualify for and a variety of other services.

Competition

     We face intense competition from numerous established real estate agents which places us at a competitive disadvantage since they are more established within their network. Many of these real estate agents have been working the referral business among themselves for years and will be reluctant to change the procedure of doing business. Many of these competitors will have greater customer bases, operating histories, financial, technical, personnel and other resources than we do at this time. There can be no assurances we will be able to break into this industry offering a new type of referral service.

     The real estate referral business as it exists now throughout Nicaragua is highly competitive and is characterized by many individual real estate agents, large organized real estate companies and corporate relocation companies.

     Companies compete for the referral business based on personal contacts, services offered, and reputation and in some cases, cost.

     We do not currently have a competitive position in the Spanish real estate referral business. However, no such service, that we are aware of, has been successfully launched in the marketplace in Nicaragua and it may very well fill an important niche such as it has done in the United States. We will have to develop our competitive position. It will be attempted primarily through the promotion and use of the web site. We will advertise in Nicaragua’s real estate publications and contact and maintain ongoing communication with the client base from previous relationships with our president.

Government Regulation

     As we are operating in the Nicaragua, there are no laws which prohibit us from receiving a fee for placing a client with a real estate agent located in Nicaragua.

     We are not currently subject to direct federal, state, provincial, or local regulation other than regulations applicable to businesses generally or directly applicable to electronic commerce. However, the Internet is increasingly popular. As a result, it is possible that a number of laws and regulations may be adopted with respect to the Internet. These laws may cover issues such as user privacy, freedom of expression, pricing, content and quality of products and services, taxation, advertising, intellectual property rights and information security. Furthermore, the growth of electronic commerce may prompt calls for more stringent consumer protection laws. Several states have proposed legislation to limit the uses of personal user information gathered online or require online services to establish privacy policies. The Federal Trade Commission has also initiated action against at least one online service regarding the manner in which personal information is collected from users and provided to third parties. We will not provide personal information regarding our users to third parties. However, the adoption of such consumer protection laws could create uncertainty in Web usage and reduce the demand for our products.

     We are not certain how business may be affected by the application of existing laws governing issues such as property ownership, copyrights, encryption and other intellectual property issues, taxation, libel, obscenity and export or import matters. The vast majority of such laws were adopted prior to the advent of the Internet. As a result, they do not contemplate or address the unique issues of the Internet and related technologies. Changes in laws intended to address such issues could create uncertainty in the Internet market place. Such uncertainty could reduce demand for services or increase the cost of doing business as a result of litigation costs or increased service delivery costs. In addition, because our services are available over the Internet in multiple states and foreign countries, other jurisdictions may claim that we are required to qualify to do business in each such state or foreign country. We are qualified to do business only in Nevada. Our failure to qualify in a jurisdiction where it is required to do so could subject it to taxes and penalties. It could also hamper our ability to enforce contracts in such jurisdictions. The application of laws or regulations from jurisdictions whose laws currently apply to our business could have a material adverse affect on our business, results of operations and financial condition.

Insurance

     We do not maintain any insurance relating to our business or operations.

Employees

     We are a start-up stage company and currently have no employees, other than our sole officer and director. We intend to hire additional employees on an as needed basis.

ITEM 1A.     RISK FACTORS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 2.        PROPERTIES

     None.

ITEM 3.       LEGAL PROCEEDINGS

     We are not presently a party to any litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS
AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our stock was listed for trading on the Bulletin Board operated the Financial Industry Regulatory Authority (FINRA) on December 26, 2008 under the symbol “NCRG.” There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.

Fiscal Year
2008	High Bid	Low Bid
Fourth Quarter: 8/1/08 to 10/31/08	$0	$0
Third Quarter: 5/1/08 to 7/31/08	$0	$0
Second Quarter: 2/1/08 to 4/30/08	$0	$0
First Quarter: 11/1/07 to 1/31/08	$0	$0

Fiscal Year
2007	High Bid	Low Bid
Fourth Quarter: 8/1/07 to 10/31/07	$0	$0
Third Quarter: 5/1/07 to 7/31/07	$0	$0
Second Quarter: 2/1/07 to 4/30/07	$0	$0
First Quarter: 11/1/06 to 1/31/07	$0	$0

Holders

     On December 29, 2008, we had 52 shareholders of record of our common stock.

Section 15(g) of the Securities Exchange Act of 1934

     Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

     Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities Authorized for Issuance Under Equity Compensation Plans

     We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of Our Public Offering

     On December 21, 2007, we filed a Form SB-2 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,400,000 shares of common stock at $0.05 per share, or $120,000 total. On January 9, 2008, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,400,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. On October 4, 2008, we completed our private placement offering and raised $63,000 by selling 1,250,000 shares of common stock at an offering price of $0.05 per share. We raised $63,000 in gross proceeds. Since completing our public offering, we have used $27,150 of the $63,000 proceeds as follows: legal fees of $20,000; audit fees of $5,400; and transfer agent fees of $1,750.

ITEM 6.     SELECTED FINANCIAL DATA

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

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

     Our specific goal is to profitably sell our advisory services. We intend to accomplish the foregoing through the following milestones:

1.  Acquire the equipment we need to begin operations. We established our office on November 1, 2008. We do not intend to hire employees. Our sole officer and director will handle our administrative duties. A detailed breakdown of the cost of operating our office is set forth in the Use of Proceeds section of our public offering.

2.  Contact Nicaraguan real estate agents through our website and by personal contact through Ms. Miller, our sole officer and director. We are currently looking for an outside web designer to begin development of the website. The negotiation of additional alliances with service providers and the development of the website will be ongoing during the life of our operations. As we locate customers and as our customer database expands, we will have to be continually upgrading the website.

3.  Promote our services to corporations and to individuals who want to invest in Nicaraguan real estate and to Nicaraguan real estate agents. Initially we will aggressively court contacts provided by our president, Jamielu S. Miller. We believe that it will cost a minimum of $5,000 for our marketing campaign. Marketing is an ongoing matter that will continue during the life of our operations. We intend to begin aggressively marketing to our Nicaraguan contacts by March 1, 2009.

4.  Within 90 days from the initial launch of our marketing program, we believe that we will begin generating fees from our advisory services.

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

Results of operations

From Inception on October 24, 2007 to October 31, 2008

     Since inception, we incorporated the company, engaged an attorney, and engaged the auditor for the preparation of our prospectus. We have prepared an internal business plan. We have reserved the domain name www.investnicaragua.com and nicaraguarising.com.ni. Our loss since inception is $19,922. On March 1, 2009, we will begin our proposed business operations.

     Since inception, we sold 10,000,000 shares of common stock to our sole officer and director in consideration of $100. In addition, we sold 1,260,000 shares of common stock in our public offering that ended October 4, 2008.

Liquidity and capital resources

     As of the date of this report, we have yet to generate any revenues from our business operations.

     On October 29, 2007, we issued 10,000,000 shares of common stock pursuant to the exemption from registration contained in section 4(2) of the Securities Act of 1933. This was accounted for as a sale of common stock. On October 4, 2008, we sold 1,260,000 shares of common stock in our public offering.

     We sold 1,260,000 shares of common stock in our public offering that ended October 4, 2008.

     As of October 31, 2008, our total assets were $60,982 and our total liabilities were $33,204.

Recent accounting pronouncements

     Nicaragua Rising does not believe the adoption of recently issued accounting pronouncements will have an impact on Nicaragua Rising’s financial position, results of operations or cash flows.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”. SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity. The noncontrolling interest’s portion of net income must also be clearly presented on the Income Statement. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141,(revised 2007), “Business Combinations”. SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged. Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved. SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined whether it will elect the fair value option for any of its financial instruments.

     In March 2008, the FASB issued FASB Statement No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities". SFAS 161 requires companies with derivative instruments to disclose information that should enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

NICARAGUA RISING, INC.
TABLE OF CONTENTS

	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

FINANCIAL STATEMENTS
	Balance Sheets	F-2
	Statements of Expenses	F-3
	Statements of Stockholder’s Equity (Deficit)	F-4
	Statements of Cash Flows	F-5

	NOTES TO FINANCIAL STATEMENTS	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
NICARAGUA RISING INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheets of Nicaragua Rising Inc. (a development stage company) as of October 31, 2008 and 2007 and the related statement of expenses, stockholders' equity (deficit), and cash flows for the year ended October 31, 2008, for the period from inception (October 24, 2007) to October 31, 2007, and for the period from inception through October 31, 2008. These financial statements are the responsibility of Nicaragua Rising’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicaragua Rising as of October 31, 2008 and 2007 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nicaragua Rising will continue as a going concern. As discussed in Note 2 to the financial statements, Nicaragua Rising has suffered a loss from operations and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MALONE & BAILEY, P.C.
WWW.MALONE-BAILEY.COM
HOUSTON, TX
January 27, 2009

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	October 31	October 31
ASSETS	2008	2007

CURRENT ASSETS
Cash	$60,107	$5,075
Prepaid legal expenses	875	-
TOTAL CURRENT ASSETS	60,982	5,075

TOTAL ASSETS	$60,982	$5,075

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	1,204	3
Related party payable	32,000	15,000
TOTAL CURRENT LIABILITIES	33,204	15,003

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value per share; 100,000,000 shares
authorized, no shares issued and outstanding		-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
11,260,000 shares and 10,000,000 shares issued and outstanding,
respectively	113	100
Additional paid-in capital	47,587	-
Deficit accumulated in the development stage	(19,922)	(10,028)
TOTAL STOCKHOLDER'S EQUITY (DEFICIT)	27,778	(9,928)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$60,982	$5,075

The accompanying notes are an integral part of these financial statements.

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF EXPENSES

		For The Year		From October 24,		From October 24,
		Ended		2007 (Inception)		2007 (Inception)
		October 31,		to October 31,		to October 31,
		2008		2007		2008

REVENUES		$-		$-		$-

COST OF SALES		-		-		-

Gross Profit		-		-		-

EXPENSES
Legal and accounting		8,384		10,025		18,409
License expense		359		-		359
Bank fees		175		-		175
Total Expenses		8,918		10,025		18,943

LOSS FROM OPERATIONS		(8,918)		(10,025)		(18,943)

OTHER INCOME (EXPENSE)
Interest expense		(976)		(3)		(979)
Total Other Income (Expense)		(976)		(3)		(979)

LOSS BEFORE TAXES		(9,894)		(10,028)		(19,922)

INCOME TAX EXPENSE				-		-

NET LOSS		$(9,894)		$(10,028)		$(19,922)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		10,092,951		10,000,000		n/a

The accompanying notes are an integral part of these financial statements.

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Deficit

Issuance of common stock, October 24, 2007	10,000,000	$100	$-	$-	$100

Net loss				(10,028)	(10,028)

Balance, October 31, 2007	10,000,000	100	$-	(10,028)	(9,928)

Common stock issued in placement
net of stock issuance costs of $15,400
for cash at $0.05	1,260,000	13	47,587	-	47,600
		-
Net loss for the year ended October 31, 2008		-	-	(9,894)	(9,894)

Balance, October 31, 2008	11,260,000	$113	$47,587	$(19,922)	$27,778

The accompanying notes are an integral part of these financial statements.

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENT OF CASH FLOWS

	For The Year	From October 24,	From October 24,
	Ended	2007 (Inception)	2007 (Inception)
	October 31,	to October 31,	to October 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,894)	$(10,028)	$(19,922)
Adjustments to reconcile net loss to net cash
used by operations:
Increase in accounts payable & accrued expenses	225	-	225
Increase in accrued interest, related parties	976	3	979
Increase in prepaid expenses	(875)	-	(875)
Net cash used by operating activities	(9,568)	(10,025)	(19,593)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowing, related parties	17,000	15,000	32,000
Proceeds from sales of stock, net	47,600	100	47,700
Net cash provided by financing activities	64,600	15,100	79,700

NET INCREASE IN CASH	55,032	5,075	60,107

CASH - Beginning of period	5,075	-	-

CASH - End of period	$60,107	$5,075	$60,107

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

Nicaragua Rising Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Nicaragua Rising Inc. was incorporated on October 24, 2007 in Nevada; their fiscal year end is October 31, 2008. Nicaragua Rising is a Development Stage Company as defined by Statement of Financial Accounting Standard No. 7 Accounting and Reporting by Development Stage Enterprises. Nicaragua Rising is preparing to begin operations that will include an office, a website, and business development activities focused on developing business ties with Nicaragua’s Real Estate and Tourism Industries.

The principal business of Nicaragua Rising is an internet-based Real Estate and Tourist consultant and advisement firm in Latin America.

NOTE 2 – GOING CONCERN

Nicaragua Rising has incurred a net loss of $9,894 and has negative cash flows from operations of $9,568 during the year ended October 31, 2008. These conditions raise substantial doubt as to Nicaragua Rising’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Nicaragua Rising is unable to continue as a going concern.

To address Nicaragua Rising’s financial situation, management has established plans designed to increase the sales of Nicaragua Rising’s products, and decrease debt. Nicaragua Rising plans on continuing to reduce expenses, and with small gains in any combination of network sales, direct sales, international sales, management believes that they will eventually be able to reverse their present financial position. Management plans include negotiations to convert significant portions of existing debt into equity.

The timing and amount of capital requirements will depend on a number of factors, including demand for products and services and the availability of opportunities for international expansion through affiliations and other business relationships.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While it is believed that such estimates are reasonable, actual results could differ significantly from those estimates.

Nicaragua Rising, Inc.
(A Development Stage Company)
Notes to Financial Statements, con’t.

Cash and Cash Equivalents
Nicaragua Rising considers all highly liquid investments and short-term debt instruments with original maturities of three months or less to be cash equivalents.

Basic and Diluted Loss Per Share
Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Income Taxes
Nicaragua Rising recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Nicaragua Rising provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Foreign Currency Translation
Nicaragua Rising’s foreign financial activity (when it occurs) is translated in accordance with Financial Accounting Standards Statement 52, Foreign Currency Translation. Accordingly, assets and liabilities of this activity is translated into U.S. dollars using the exchange rate at each balance sheet date. Income and expense accounts are translated using an average rate of exchange during the period. Foreign currency translation adjustments are accumulated as a separate component of stockholders' equity and reported as part of other comprehensive income (loss) in the statement of operations and other comprehensive income (loss).

Fair Value of Financial Instruments

Nicaragua Rising’s financial instruments consist mainly of cash and cash equivalents, accrued expenses and notes payable. The carrying amounts of Nicaragua Rising’s cash and cash equivalents, accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments.

Accounting Pronouncements
Nicaragua Rising does not believe the adoption of recently issued accounting pronouncements will have an impact on Nicaragua Rising’s financial position, results of operations, or cash flows.

NOTE 4 – CAPITAL STOCK

In its initial capitalization on October 24, 2007, Nicaragua Rising sold 10,000,000 common shares for $100 cash to its founders. On October 4, 2008, it issued 1,260,000 common shares which were sold for a gross proceeds of $63,000 cash in its initial public offering.

Nicaragua Rising, Inc.
(A Development Stage Company)
Notes to Financial Statements, con’t.

NOTE 5 - SHORT TERM DEBT

Short-term consists of the following at October 31, 2008:

	October 31,
	2008	2007

Note payable to shareholder, at 4% interest and due on demand	$15,000	$15,000

Note payable to shareholder, at 4% interest and due on demand
but not before February 21, 2009.	$5,000	$0

Note payable to shareholder, at 4% interest and due on demand
but not before May 5, 2009.	$12,000	$0

Total	$32,000	$15,000

NOTE 6 – INCOME TAXES

Nicaragua Rising has incurred losses since its inception and, therefore, has not been subject to federal income taxes. As of October 31, 2008, Nicaragua Rising had net operating losses of $19,922, which expire in 2027.

Significant components of Nicaragua Rising’s deferred income tax assets at October 31, 2008 are as follows:

	October 31,
	2008	2007

Deferred income tax asset	$6,773	$3,410
Valuation allowance	(6,773)	(3,410)
Net deferred tax assets	$-	$-

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to October 31, 2008, included in this report have been audited by Malone & Bailey, PC, as set forth in this annual report.

ITEM 9A.   CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were not effective as of the end of the period covered by this report due to lack of segregation of duties in financial reporting and presence of adjusting journal entries during the audit.

Management’s Report on Internal Control Over Financial Reporting.

     Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a -15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

     Because of the inherent limitations due to, for example, the potential for human error or circumvention of controls, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

     Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     Based on this evaluation, management concluded that the Company’s internal control over financial reporting was not effective as of October 31, 2008. Material weakness identified included:

*	Lack of segregation of duties
*	Presence of adjusting journal entries identified by the auditors during the audit of the company’s financial statements for the year ended October 31, 2008.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

ITEM 9B.   OTHER INFORMATION

     None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Officers and Directors

     Our sole director will serve until her successor is elected and qualified. Our sole officer is elected by the board of directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The board of directors has no nominating, auditing or compensation committees.

     The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)
Jamielu S. Miller	43	president, chief executive officer, secretary/treasurer, chief
524 Calle El Arsensal		financial officer, and the sole member of the board of
Convento San Francisco		directors
2 ½ al Este
Granada, Nicaragua

     The person named above has held her offices/positions since our inception and is expected to hold her offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

Jamielu S. Miller

     Since October 24, 2007, Ms. Miller has been our president, chief executive officer, secretary/treasurer, chief financial officer, principal accounting officer and the sole member of the board of directors. From March of 2002 until December 2003, Ms. Miller owned and operated her own business, Express Conceirge Services in Tulsa, Oklahoma. In this position, she was responsible for operations, managing employees, marketing, and managing customer relationships. In December 2003 until present Ms. Miller took the position of Director Volunteer Services for Allcare Healthcare Services in Tulsa, Oklahoma. In this position, she manages a large team of volunteers and reports directly to the CEO. In December 2006 until present Ms. Miller began traveling to Nicaragua to seek additional entrepreneurial projects.

     Ms. Miller has two years higher education from Northeastern State University but does not hold a formal degree.

Conflicts of Interest

     There are no conflicts of interest. Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

     We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

     Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or present of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

     We have a separately-designated audit committee of the board. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to this report.

Code of Ethics

     We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to this report.

Disclosure Committee and Charter

     We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports. A copy of the disclosure committee charter is filed as an exhibit to this report.

ITEM 11.     EXECUTIVE COMPENSATION

     The following table sets forth the compensation paid by us for the last three years through October 31, 2008, for our sole officer. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
and				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jamielu S. Miller	2008	0	0	0	0	0	0	0	0
President, Treasurer,	2007	0	0	0	0	0	0	0	0
Secretary	2006	0	0	0	0	0	0	0	0

     We have not paid any salaries in 2008, and we do not anticipate paying any salaries at any time in 2009. We will not begin paying salaries until we have adequate funds to do so.

     The following table sets forth the compensation paid by us from inception on October 24, 2007 through October 31, 2008, for each or our directors. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jamielu S. Miller	2008	0	0	0	0	0	0

     Our director does not receive any compensation for serving as a member of the board of directors.

     There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

     We not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

     As of the date hereof, we have not entered into employment contracts with any of our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

     Under our Bylaws, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

     Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of the date of this report, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The stockholders listed below have direct ownership of his/her shares and possess voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Owner	Shares	Ownership
Jamielu S. Miller [1]	10,000,000	88.80%
524 Calle El Arsensal
Convento San Francisco
2 ½ al Este
Granada, Nicaragua

All Officers and Directors as a Group	10,000,000	88.80%
(1 person)

[1]

The person named above may be deemed to be a "parent" and "promoter" of our company, within the meaning of such terms under the Securities Act of 1933, as amended, by virtue of her direct and indirect stock holdings. Ms. Miller is the only "promoter" of our company.

Future sales by existing stockholders

     A total of 10,000,000 shares of common stock were issued to our sole officer and director. All of the shares are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition.

     Shares purchased in this offering, which will be immediately resalable, and sales of all of our other shares after applicable restrictions expire, could have a depressive effect on the market price, if any, of our common stock and the shares we are offering.

     There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are fifty-two holders of record for our common stock.

ITEM 13.     CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

     On October 29, 2007, we issued a total of 10,000,000 shares of restricted common stock to Jamielu S. Miller, our sole officer and director in consideration of $100 cash.

     Ms. Miller allows us to use her apartment in Nicaragua at no cost to the Company.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

(1) Audit Fees

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$11,075	Malone & Bailey, PC
2007	$0	Malone & Bailey, PC

(2) Audit-Related Fees

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Malone & Bailey, PC
2007	$0	Malone & Bailey, PC

(3) Tax Fees

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Malone & Bailey, PC
2007	$0	Malone & Bailey, PC

(4) All Other Fees

     The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Malone & Bailey, PC
2007	$0	Malone & Bailey, PC

     (5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

     (6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	12/21/07	3.1

3.2	Bylaws.	SB-2	12-21/07	3.2

4.1	Specimen Stock Certificate.	SB-2	12/21/07	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302 of
	the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief				X
	Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X

SIGNATURES

     Pursuant to the requirements of the Securities Act of 1933, the registrant certifies that it has reasonable grounds to believe that it meets all of the requirements for filing of this Form 10-K and has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of January, 2009.

NICARAGUA RISING INC.

BY:   JAMIELU S. MILLER
         Jamielu S. Miller, President, Principal
         Accounting Officer, Principal Executive Officer
         and Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

JAMIELU S. MILLER	President, Principal Accounting Officer,	January 27, 2009
Jamielu S. Miller	Principal Executive Officer, Principal Financial
Officer, Secretary/Treasurer and a member of
the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
					Filed
Exhibit	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation.	SB-2	12/21/07	3.1

3.2	Bylaws.	SB-2	12-21/07	3.2

4.1	Specimen Stock Certificate.	SB-2	12/21/07	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and				X
	Principal Financial Officer pursuant to Section 302 of
	the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief				X
	Financial Officer pursuant to Section 906 of the
	Sarbanes-Oxley Act of 2002.

99.1	Audit Committee Charter.				X

99.2	Disclosure Committee Charter.				X