Form 10-Q
period 2009-01-31
Nicaragua Rising Inc.
filed 2009-03-17
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

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
YES ☒     NO ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,260,000 as of March 9, 2009

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	January 31,	October 31,
	2009	2008
	(unaudited)	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$33,608	$60,107
Prepaid legal expenses	1,513	875
TOTAL CURRENT ASSETS	35,121	60,982

TOTAL ASSETS	$35,121	$60,982

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES
Accrued interest	$1,223	$979
Accounts payable and accrued expenses	3,225	225
Related party payable	12,000	32,000
TOTAL CURRENT LIABILITIES	16,448	33,204

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDER'S EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
11,260,000 shares issued and outstanding	113	113
Additional paid-in capital	47,587	47,587
Deficit accumulated during the development stage	(29,027)	(19,922)
TOTAL STOCKHOLDER'S EQUITY	18,673	27,778

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$35,121	$60,982

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

						From October 24,
		Three Months Ended		Three Months Ended		2007 (Inception)
		January 31		January 31		to January 31,
		2009		2008		2009
		(unaudited)		(unaudited)		(unaudited)

REVENUES		$-		$-		$-

EXPENSES
Legal and accounting		7,572		15,400		25,981
Travel		1,106		-		1,106
State filing fees		159		359		518
Bank fees		24		44		199
Office expense		-		-		-
Total Expenses		8,861		15,803		27,804

LOSS FROM OPERATIONS		(8,861)		(15,803)		(27,804)

OTHER INCOME (EXPENSE)
Interest expense		(244)		(151)		(1,223)
Total Other Income (Expense)		(244)		(151)		(1,223)

LOSS BEFORE TAXES		(9,105)		(15,954)		(29,027)

INCOME TAX EXPENSE		-		-

NET LOSS		$(9,105)		$(15,954)		$(29,027)

BASIC AND DILUTED NET LOSS PER SHARE	$	nil	$	nil	$	nil

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED		11,260,000		10,000,000		n/a

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From October 24,
	Three Months Ended	Three Months Ended	2007 (Inception)
	January 31	January 31	to January 31,
	2009 (unaudited)	2008 (unaudited)	2009 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(9,105)	$(15,954)	$(29,027)
Adjustments to reconcile net loss to net cash
used in operations:
Increase in prepaid expenses	(638)	-	(1,513)
Increase in accrued interest, related party	244	151	1,223
Increase in accounts payable and accrued expenses	3,000	13,810	3,225
Net cash used in operating activities	(6,499)	(1,993)	(26,092)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party payable	-	-	32,000
Payment of related party payable	(20,000)	-	(20,000)
Proceeds from sale of stock	-	-	47,700
Net cash provided by (used in) financing activities	(20,000)	-	59,700

NET INCREASE (DECREASE) FOR PERIOD	(26,499)	(1,993)	33,608

CASH - Beginning of period	60,107	5,075

CASH - End of period	$33,608	$3,082	$33,608

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying condensed notes to interim financial statements.

NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE ENTERPRISE)
CONDENSED NOTES TO THE FINANCIAL STATEMENTS
January 31, 2009

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Nicaragua Rising, Inc. (“Nicaragua Rising”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for fiscal year 2008 have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Nicaragua Rising had negative working capital and an accumulated deficit incurred through January 31, 2009.  Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Nicaragua Rising’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event Nicaragua Rising cannot continue in existence.  Nicaragua Rising anticipates that it will need $30,000 to continue in existence for the following twelve months.  Nicaragua Rising expects to control its cash outflows based upon funds received.

NOTE 3 - NOTE PAYABLE

A demand promissory note for consideration of $15,000 was issued to Jamielu Miller on October 29, 2007.  A second demand promissory note was entered into in February of 2008 for $5,000.  The term of these notes is for one year.  An additional promissory note was entered into in May of 2008 for $12,000.  The term of this note is for one year.  All notes carry an interest rate of 4% and are unsecured.  The demand note issued on October 29, 2007 for $15,000 and the demand note issued in February 2008 for $5,000 were repaid to Jamielu Miller on December 26, 2008.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

This section of this quarterly report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project” and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated.

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

Our specific goal is to profitably sell our advisory services.  We intend to accomplish the foregoing through the following milestones:

1.
After multiple meetings with real estate experts in Nicaragua and taking into consideration the current state of real estate sales and value, we have decided not to pursue our previous plan in Nicaragua and have not begun operations.  We are pursuing other options in the country of Nicaragua.  We are currently in discussions with third parties about possible projects and partnerships.  No definitive agreements have been executed and there is no assurance that any agreements will ever be executed.

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

Results of operations

From Inception on October 24, 2007 to January 31, 2009

Since inception, we incorporated the company, engaged an attorney, and engaged the auditor for the preparation of our prospectus. We have prepared an internal business plan.  We have reserved the domain name www.investnicaragua.com and nicaraguarising.com.ni.  Our loss since inception is $29,027.

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

As of January 31, 2009, our total assets were $35,121 and our total liabilities were $16,448.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 21, 2007, we filed a Form SB-2 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,400,000 shares of common stock at $0.05 per share, or $120,000 total.  On January 9, 2008, our Form SB-2 registration statement (SEC file no. 333-148282) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,400,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. On October 4, 2008, we completed our private placement offering and raised $63,000 by selling 1,250,000 shares of common stock at an offering price of $0.05 per share.  We raised $63,000 in gross proceeds.  Since completing our public offering, we have used $35,750 of the $63,000 proceeds as follows: legal fees of $25,700; audit fees of $7,200; travel expenses of $1,100 and transfer agent fees of $1,750.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of March, 2009.

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