Form 10-Q
period 2009-04-30
Nicaragua Rising Inc.
filed 2009-05-29
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

NICARAGUA RISING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

524 Calle El Arsenal
Convento San Francisco
2 1/2 Al Este
Granada, Nicaragua 999-999-9
(Address of principal executive offices, including zip code.)

(918) 743-3910
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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,260,00 as of May 26, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicaragua Rising Inc.
(A Development Stage Company)
April 30, 2009

Index
Balance Sheets as of April 30, 2009 and October 31, 2008 (Unaudited)	F-1
Statements of Expenses for the three and six months ended April 30, 2009 and 2008 and
period from Inception through April 30, 2009 (Unaudited)	F-2
Statements of Cash Flows for the six months ended April 30, 2009 and 2009 and period
from Inception through April 30, 2009	F-3
Notes to the Financial Statements (Unaudited)	F-4

Nicaragua Rising Inc.
(A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

	April 30,	October 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$21,033	$60,107
Prepaid legal expenses	-	875
TOTAL ASSETS	$21,033	$60,982

LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$2,247	$1,204
Notes Payable – related party	12,000	32,000
TOTAL LIABILITIES	14,247	33,204

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
11,260,000 shares issued and outstanding	113	113
Additional paid-in capital	47,587	47,587
Deficit accumulated during the development stage	(40,914)	(19,922)
TOTAL STOCKHOLDERS’ DEFICIT	6,786	27,778
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$21,033	$60,982

The accompanying notes are an integral part of the financial statements.

Nicaragua Rising Inc.
(A Development Stage Company)
Statements of Expenses
(UNAUDITED)
					Period from
					October 24,
	For the Three	For the Three	For the Six	For the Six	2007 (Inception)
	Months Ended	Months Ended	Months Ended	Months Ended	Through
	April 30, 2009	April 30,2008	April 30, 2009	April 30, 2008	April 30, 2009

EXPENSES
General and administrative expenses	$11,887	$2,939	$20,992	$18,893	$40,914
NET LOSS	$(11,887)	$(2,939)	$(20,992)	$(18,893)	$(40,914)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE
SHARES OUTSTANDING-
BASIC AND DILUTED	11,260,000	10,000,000	11,260,000	10,000,000	11,260,000

The accompanying notes are an integral part of the financial statements.

Nicaragua Rising Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Six	For the Six	Period from October 24,
	Months Ended	Months Ended	2007 (Inception)
	April 30,	April 30,	to April 30,
	2009	2008	2009
OPERATING ACTIVITIES
Net (loss)	$(20,992)	$(18,893)	$(40,914)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
(Increase)/decrease in prepaid expenses and other current assets	875	-	-
Increase/(decrease) in accounts payable and accrued expenses	1,043	10,737	2,247
Net cash (used in) operating activities	(19,074)	(8,156)	(38,667)

FINANCING ACTIVITIES
Proceeds from borrowing, related party	-	5,000	32,000
Repayments from borrowing, related party	(20,000)	-	(20,000)
Proceeds from sale of stock	-	6,000	47,700
Net cash provided by financing activities	(20,000)	11,000	59,700

Net change in cash	(39,074)	2,844	21,033

CASH - Beginning of period	60,107	5,075	-

CASH - End of period	$21,033	$7,919	$21,033

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Nicaragua Rising Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Nicaragua Rising, Inc. (“Nicaragua Rising”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with Nicaragua Rising’s audited 2008 annual financial statements and notes thereto contained in Nicaragua Rising’s Annual Report filed with the SEC on Form 10-KSB.. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure required in Nicaragua Rising’s fiscal 2008 financial statements have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Nicaragua Rising had negative working capital and an accumulated deficit incurred through April 30, 2009, which raises substantial doubt about its ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Nicaragua Rising’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should Nicaragua Rising be unable to continue as a going concern.  Nicaragua Rising anticipates that it will need $30,000 to continue in existence for the following twelve months.  Nicaragua Rising expects to control its cash outflows based upon funds received.

NOTE 3 - NOTE PAYABLE

A demand promissory note for consideration of $15,000 was issued to Jamielu Miller on October 29, 2007.  A second demand promissory note was entered into in February of 2008 for $5,000.  The term of these notes is for one year.  An additional promissory note was entered into in May of 2008 for $12,000.  The term of this note is for one year.  All notes carry an interest rate of 4%.  The Demand Note issued on October 29th, 2007 for $15,000 and the demand note issued in February, 2008 for $5000 were repaid to Jamielu Miller on December 26, 2008.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Operating History

Milestones:

We completed our public offering in October, 2008 and sold 1,260,000 shares of common stock and raised $63,000.   Since then, we have exhausted just about all of our capital.  We intend to seek a merger or acquisition candidate for a reverse acquisition.

Merger or Acquisition of a Candidate

We are seeking an acquisition of a business opportunity, which may be made by purchase, merger, exchange of stock, or otherwise, and may encompass assets or a business entity, such as a corporation, joint venture, or partnership. We have very limited capital, and it is unlikely that we will be able to take advantage of more than one such business opportunity. As of the date of this report, we have not entered into any discussions for such activity.

We intend to seek opportunities demonstrating the potential of long-term growth as opposed to short-term earnings. At the present time we have not identified any business opportunity that we plan to pursue, nor have we reached any agreement or definitive understanding with any person concerning an acquisition.

We anticipate that we will contact broker/dealers and other persons with whom our sole officer and director is acquainted and who are involved in corporate finance matters to advise them of our existence and to determine if any companies or businesses they represent have an interest in considering a merger or acquisition with us.  No assurance can be given that we will be successful in finding or acquiring a desirable business opportunity, given the limited funds that are expected to be available for acquisitions, or that any acquisition that occurs will be on terms that are favorable to us or our stockholders.

Our search will be directed toward small and medium-sized enterprises which have a desire to become public corporations and which are able to satisfy, or anticipate in the reasonably near future being able to satisfy, the minimum requirements in order to qualify shares for trading on a stock exchange.  We anticipate that the business opportunities presented to us will

-	be recently organized with no operating history, or a history of losses attributable to under-capitalization or other factors;
-	be in need of funds to develop a new product or service or to expand into a new market;
-
be relying upon an untested product or marketing any business, to the extent of limited resources. This includes industries such as service, finance, natural resources, manufacturing, high technology, product development, medical, communications and others.

Our discretion in the selection of business opportunities is unrestricted, subject to the availability of such opportunities, economic conditions, and other factors.

In connection with such a merger or acquisition, it is highly likely that an amount of stock constituting control of our company would be issued by us or purchased from the current principal shareholders of our company by the acquiring entity or its affiliates.

If stock is purchased from the current shareholders, the transaction is very likely to result in substantial gains to them relative to their purchase price for such stock. In our judgment, our sole officer and director would not thereby become an "underwriter" within the meaning of Section 2(11) of the Securities Act of 1933, as amended. The sale of a controlling interest by certain principal shareholders of our company could occur at a time when our other shareholders remain subject to restrictions on the transfer of our shares.

Depending upon the nature of the transaction, our sole officer and director may resign his management positions in connection with our acquisition of a business opportunity.

In the event of such a resignation, our sole officer and director would not have any control over the conduct of our business following our combination with a business opportunity. We anticipate that business opportunities will come to our attention from various sources, including our sole officer and director, our other stockholders, professional advisors such as attorneys and accountants, securities broker/dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

We have no plans, understandings, agreements, or commitments with any individual for such person to act as a finder of opportunities. We do not foresee that we would enter into a merger or acquisition transaction with any business with which our sole officer or director is currently affiliated.

Investigation and Selection of Business Opportunities

To a large extent, a decision to participate in a specific business opportunity may be made upon:

-	management's analysis of the quality of the other company's management and personnel,
-	the anticipated acceptability of new products or marketing concepts,
-
the merit of technological changes, the perceived benefit we will derive from becoming a publicly held entity, and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria.

In many instances, it is anticipated that the historical operations of a specific business opportunity may not necessarily be indicative of the potential for the future because of the possible need to shift marketing approaches substantially, expand significantly, change product emphasis, change or substantially augment management, or make other changes. We will be dependent upon the owners of a business opportunity to identify any such problems which may exist and to implement, or be primarily responsible for the implementation of, required changes.

Because we may participate in a business opportunity with a newly organized firm or with a firm which is entering a new phase of growth, it should be emphasized that we will incur further risks, because management in many instances will not have proved its abilities or effectiveness, the eventual market for such company's products or services will likely not be established, and such company may not be profitable when acquired.

We anticipate that we will not be able to diversify, but will essentially be limited to one such venture because of our limited financing. This lack of diversification will not permit us to offset potential losses from one business opportunity against profits from another, and should be considered an adverse factor affecting any decision to purchase our securities.

Holders of our securities should not anticipate that we necessarily will furnish such holders, prior to any merger or acquisition, with financial statements, or any other documentation, concerning a target company or its business. In some instances, however, the proposed participation in a business opportunity may be submitted to the stockholders for their consideration, either voluntarily by our sole officer and director to seek the stockholders' advice and consent or because state law so requires. The analysis of business opportunities will be undertaken by or under the supervision of our sole officer and director, who is not a professional business analyst.

Although there are no current plans to do so, our management might hire an outside consultant to assist in the investigation and selection of business opportunities, and might pay a finder's fee. Since our management has no current plans to use any outside consultants or advisors to assist in the investigation and selection of business opportunities, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid.

However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in stock and not in cash. Otherwise, we anticipate that it will consider, among other things, the following factors:

-	Potential for growth and profitability, indicated by new technology, anticipated market expansion, or new products;
-	Our perception of how any particular business opportunity will be received by the investment community and by our stockholders;
-
Whether, following the business combination, the financial condition of the business opportunity would be, or would have a significant prospect in the foreseeable future of becoming sufficient to enable our securities to qualify for listing on an exchange or on a national automated securities quotation system, such as NASDAQ, so as to permit the trading of such securities to be exempt from the requirements of a Rule 15g-9 adopted by the Securities and Exchange Commission.

-
Capital requirements and anticipated availability of required funds, to be provided by us or from our operations, through the sale of additional securities, through joint ventures or similar arrangements, or from other sources;

-	The extent to which the business opportunity can be advanced;
-	Competitive position as compared to other companies of similar size and experience within the industry segment as well as within the industry as a whole;
-	Strength and diversity of existing management, or management prospects that are scheduled for recruitment;
-	The cost of our participation as compared to the perceived tangible and intangible values and potential; and
-
The accessibility of required management expertise, personnel, raw materials, services, professional assistance, and other required items. In regard to the possibility that our shares would qualify for listing on NASDAQ, the current standards include the requirements that the issuer of the securities that are sought to be listed have total assets of at least $4,000,000 and total capital and surplus of at least $2,000,000, and proposals have recently been made to increase these qualifying amounts.

Many, and perhaps most, of the business opportunities that might be potential candidates for a combination with us would not satisfy the NASDAQ listing criteria. No one of the factors described above will be controlling in the selection of a business opportunity, and management will attempt to analyze all factors appropriate to each opportunity and make a determination based upon reasonable investigative measures and available data.

Potentially available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Potential investors must recognize that, because of our limited capital available for investigation and management's limited experience in business analysis, we may not discover or adequately evaluate adverse facts about the opportunity to be acquired. We are unable to predict when it may participate in a business opportunity. We expect, however, that the analysis of specific proposals and the selection of a business opportunity may take several months or more.

Prior to making a decision to participate in a business opportunity, we will generally request that we be provided with written materials regarding the business opportunity containing such items as

-	a description of products
-	services and company history
-	management resumes
-	financial information
-	available projections, with related assumptions upon which they are based
-	an explanation of proprietary products and services;
-	evidence of existing patents, trademarks, or services marks, or rights thereto
-	present and proposed forms of compensation to management
-	a description of transactions between such company and its affiliates during relevant periods
-	a description of present and required facilities
-	an analysis of risks and competitive conditions
-	a financial plan of operation and estimated capital requirements
-
audited financial statements, or if they are not available, unaudited financial statements, together with reasonable assurances that audited financial statements would be able to be produced within a reasonable period of time not to exceed 60 days following completion of a merger transaction;

-	and other information deemed relevant.

As part of our investigation, our sole officer and director

-	may meet personally with management and key personnel,
-	may visit and inspect material facilities,
-	obtain independent analysis or verification of certain information provided,
-	check references of management and key personnel, and
-	take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

Regulation of Penny Stocks

Our management believes that various types of potential merger or acquisition candidates might find a business combination with us to be attractive. These include

-	acquisition candidates desiring to create a public market for their shares in order to enhance liquidity for current shareholders,
-
acquisition candidates which have long-term plans for raising capital through the public sale of securities and believe that the possible prior existence of a public market for their securities would be beneficial, and

-
acquisition candidates which plan to acquire additional assets through issuance of securities rather than for cash, and believe that the possibility of development of a public market for their securities will be of assistance in that process.

Acquisition candidates that have a need for an immediate cash infusion are not likely to find a potential business combination with us to be an attractive alternative.

Form of Acquisition

It is impossible to predict the manner in which we may participate in a business opportunity. Specific business opportunities will be reviewed as well as our respective needs and desires and the promoters of the opportunity and, upon the basis of that review and our negotiating strength and such promoters, the legal structure or method deemed by management to be suitable will be selected. Such structure may include, but is not limited to

-	leases, purchase and sale agreements,
-	licenses,
-	joint ventures and
-	other contractual arrangements.

We may act directly or indirectly through an interest in a partnership, corporation or other form of organization.

Implementing such structure may require our merger, consolidation or reorganization with other corporations or forms of business organization, and although it is likely, we cannot assure you that we would be the surviving entity. In addition, our present management and stockholders most likely will not have control of a majority of our voting shares following a reorganization transaction. As part of such a transaction, our sole officer and director may resign and new directors may be appointed without any vote by stockholders. It is likely that we will acquire participation in a business opportunity through the issuance of our common stock or other securities.

Although the terms of any such transaction cannot be predicted, in certain circumstances, the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under the Internal Revenue Code of 1986, depends upon the issuance to the stockholders of the acquired company of a controlling interest equal to 80% or more of the common stock of the combined entities immediately following the reorganization.

If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Internal Revenue Code, our current stockholders would retain in the aggregate 20% or less of the total issued and outstanding shares. This could result in substantial additional dilution in the equity of those who were our stockholders prior to such reorganization. Our issuance of these additional shares might also be done simultaneously with a sale or transfer of shares representing a controlling interest in us by our sole officer, director and principal shareholder.

We anticipate that any new securities issued in any reorganization would be issued in reliance upon exemptions, if any are available, from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of the transaction, we may agree to register such securities either at the time the transaction is consummated, or under certain conditions or at specified times thereafter.

The issuance of substantial additional securities and their potential sale into any trading market that might develop in our securities may have a depressive effect upon such market. We will participate in a business opportunity only after the negotiation and execution of a written agreement.

Although the terms of such agreement cannot be predicted, generally such an agreement would require:

-	specific representations and warranties by all of the parties thereto,
-	specify certain events of default,
-	detail the terms of closing and the conditions which must be satisfied by each of the parties thereto prior to such closing,
-	outline the manner of bearing costs if the transaction is not closed,
-	set forth remedies upon default, and
-	include miscellaneous other terms.

We anticipate that we, and/or our sole officer, director and principal shareholder will enter into a letter of intent with the management, principals or owners of a prospective business opportunity prior to signing a binding agreement. This letter of intent will set forth the terms of the proposed acquisition but will not bind any of the parties to consummate the transaction. Execution of a letter of intent will by no means indicate that consummation of an acquisition is probable. Neither we nor any of the other parties to the letter of intent will be bound to consummate the acquisition unless and until a definitive agreement concerning the acquisition as described in the preceding paragraph is executed.

Even after a definitive agreement is executed, it is possible that the acquisition would not be consummated should any party elect to exercise any right provided in the agreement to terminate it on specified grounds. We anticipate that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others.

If we decide not to participate in a specific business opportunity, the costs incurred in the related investigation would not be recoverable. Moreover, because many providers of goods and services require compensation at the time or soon after the goods and services are provided, our inability to pay until an indeterminate future time may make it impossible to procure goods and services.

Investment Company Act and Other Regulation

We may participate in a business opportunity by purchasing, trading or selling the securities of such business. We do not, however, intend to engage primarily in such activities.

Specifically, we intend to conduct our activities so as to avoid being classified as an investment company under the Investment Company Act of 1940, and therefore to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated thereunder.

Section 3(a) of the Investment Act contains the definition of an investment company, and it excludes any entity that does not engage primarily in the business of investing, reinvesting or trading in securities, or that does not engage in the business of investing, owning, holding or trading investment securities defined as all securities other than government securities or securities of majority- owned subsidiaries the value of which exceeds 40% of the value of its total assets excluding government securities, cash or cash items.

We intend to implement our business plan in a manner that will result in the availability of this exception from the definition of investment company. As a result, our participation in a business or opportunity through the purchase and sale of investment securities will be limited.

Our plan of business may involve changes in our capital structure, management, control and business, especially if we consummate a reorganization as discussed above. Each of these areas is regulated by the Investment Act, in order to protect purchasers of investment company securities. Since we will not register as an investment company, stockholders will not be afforded these protections.

Any securities which we might acquire in exchange for our common stock will be restricted securities within the meaning of the Securities Act of 1933. If we elect to resell such securities, such sale cannot proceed unless a registration statement has been declared effective by the Securities and Exchange Commission or an exemption from registration is available. Section 4(1) of the Act, which exempts sales of securities not involving a distribution, would in all likelihood be available to permit a private sale.

Although the plan of operation does not contemplate resale of securities acquired, if such a sale were to be necessary, we would be required to comply with the provisions of the Act to effect such resale. An acquisition made by us may be in an industry that is regulated or licensed by federal, state or local authorities. Compliance with such regulations can be expected to be a time-consuming and expensive process.

Competition

We expect to encounter substantial competition in our efforts to locate attractive opportunities, primarily from business development companies, venture capital partnerships and corporations, venture capital affiliates of large industrial and financial companies, small investment companies, and wealthy individuals. Many of these entities will have significantly greater experience, resources and managerial capabilities than we do and will therefore be in a better position to obtain access to attractive business opportunities. We also will experience competition from other public blind pool companies, many of which may have more funds available than we do.

Results of operations

From Inception on October 24, 2007 to April 30, 2009

Since inception, we incorporated the company, engaged an attorney, and engaged the auditor for the preparation of our prospectus. We have prepared an internal business plan.  We have reserved the domain name www.investnicaragua.com and nicaraguarising.com.ni.  Our loss since inception is $40,914.

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

As of April 30, 2009, our total assets were $21,033 and our total liabilities were $14,247.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.        CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 21, 2007, we filed a Form SB-2 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,400,000 shares of common stock at $0.05 per share, or $120,000 total.  On January 9, 2008, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,400,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. On October 4, 2008, we completed our private placement offering and raised $63,000 by selling 1,260,000 shares of common stock at an offering price of $0.05 per share.  We raised $63,000 in gross proceeds.  Since completing our public offering, we have used $46,565 of the $63,000 proceeds as follows: legal fees of $34,000; audit fees of $9,000; travel expenses of $2,560; and transfer agent fees of $1,920.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 29th day of May, 2009.

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