Form 10-Q
period 2009-07-31
Nicaragua Rising Inc.
filed 2009-08-19
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

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
YES [X]   NO [   ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,260,000 as of August 17, 2009.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Nicaragua Rising Inc.
(A Development Stage Company)
July 31, 2009

Index
Balance Sheets as of July 31, 2009 and October 31, 2008 (Unaudited)	F-1
Statements of Expenses for the three and nine months ended July 31, 2009 and 2008 and
period from Inception through July 31, 2009 (Unaudited)	F-2
Statements of Cash Flows for the nine months ended July 31, 2009 and 2008 and period
from Inception through July 31, 2009	F-3
Notes to the Financial Statements (Unaudited)	F-4

Nicaragua Rising Inc.
(A Development Stage Company)
BALANCE SHEETS
(UNAUDITED)

	July 31,	October 31,
	2009	2008
ASSETS

CURRENT ASSETS
Cash	$15,540	$60,107
Prepaid legal expenses	-	875
TOTAL ASSETS	$15,540	$60,982

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,461	$1,204
Notes Payable – related party	12,000	32,000
TOTAL LIABILITIES	13,461	33,204

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,
no shares issued and outstanding	-	-
Common stock, $0.00001 par value; 100,000,000 shares authorized,
11,260,000 shares issued and outstanding	113	113
Additional paid-in capital	47,587	47,587
Deficit accumulated during the development stage	(45,621)	(19,922)
TOTAL STOCKHOLDERS' EQUITY	2,079	27,778
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,540	$60,982

The accompanying notes are an integral part of the financial statements.

Nicaragua Rising Inc.
(A Development Stage Company)
Statements of Expenses
(UNAUDITED)
						Period from
						October 24,
	For the Three	For the Three	For the Nine	For the Nine		2007 (Inception)
	Months Ended	Months Ended	Months Ended	Months Ended		Through
	July 31, 2009	July 31,2008	July 31, 2009	July 31, 2008		July 31, 2009

EXPENSES
General and administrative expenses	4,707	4,149	25,699	23,042		45,621
NET LOSS	$(4,707)	$(4,149)	(25,699)	(23,042)		$(45,621)

Net Loss Per Share - Basic and Diluted	$(0.00)	$(0.00)	(0.00)	(0.00)	$	N/A

WEIGHTED AVERAGE
SHARES OUTSTANDING-
BASIC AND DILUTED	11,260,000	10,000,000	11,260,000	10,000,000		N/A

The accompanying notes are an integral part of the financial statements.

Nicaragua Rising Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
	For the Nine	For the Nine	Period from October 24,
	Months Ended	Months Ended	2007 (Inception)
	July 31,	July 31,	to July 31,
	2009	2008	2009
OPERATING ACTIVITIES
Net (loss)	$(25,699)	$(23,042)	$(45,621)
Adjustments to reconcile net loss to net cash (used in)
operating activities:
(Increase)/decrease in prepaid expenses and other current assets	875	-	-
Increase/(decrease) in accounts payable and accrued expenses	257	3,638	1,461
Net cash (used in) operating activities	(24,567)	(19,404)	(44,160)

FINANCING ACTIVITIES
Proceeds from borrowing, related party	-	17,000	32,000
Repayments from borrowing, related party	(20,000)	-	(20,000)
Proceeds from sale of stock	-	30,000	47,700
Net cash provided by financing activities	(20,000)	47,000	59,700

Net change in cash	(44,567)	27,596	15,540

CASH - Beginning of period	60,107	5,075	-

CASH - End of period	$15,540	$32,671	$15,540

SUPPLEMENTAL DISCLOSURES:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Nicaragua Rising Inc.
(A Development Stage Company)
Notes to the Financial Statements
(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND DESCRIPTION OF BUSINESS

The accompanying unaudited interim financial statements of Nicaragua Rising, Inc. (“Nicaragua Rising”), have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and should be read in conjunction with Nicaragua Rising’s audited 2008 annual financial statements and notes thereto contained in Nicaragua Rising’s Annual Report filed with the SEC on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.  The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Notes to the financial statements which would substantially duplicate the disclosure required in Nicaragua Rising’s fiscal 2008 financial statements have been omitted.

NOTE 2 – GOING CONCERN

As shown in the accompanying financial statements, Nicaragua Rising had negative working capital and an accumulated deficit incurred through July 31, 2009, which raises substantial doubt about its ability to continue as a going concern. Management has established plans to begin generating revenues and decrease debt.  Management intends to seek additional capital from new equity securities offerings that will provide funds needed to increase liquidity, fund internal growth and fully implement its business plan. These plans, if successful, will mitigate the factors which raise substantial doubt about Nicaragua Rising’s ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded assets amounts and classification of liabilities that might be necessary should Nicaragua Rising be unable to continue as a going concern.  Nicaragua Rising anticipates that it will need $30,000 to continue in existence for the following twelve months.  Nicaragua Rising expects to control its cash outflows based upon funds received.

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

NOTE 4 - SUBSEQUENT EVENTS

The Company evaluated all subsequent events to July 31, 2009 through August 19, 2009 and concluded that there are no significant or material transactions to be reported for the period from August 1, 2009 to August 19, 2009.

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

Results of operations

From Inception on October 24, 2007 to July 31, 2009

Since inception, we incorporated the company, engaged an attorney, and engaged the auditor for the preparation of our prospectus. We have prepared an internal business plan.  We have reserved the domain name www.investnicaragua.com and nicaraguarising.com.ni.  Our loss since inception is $45,621.

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

As of July 31, 2009, our total assets were $15,540 and our total liabilities were $13,461.

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

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.	RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.         CHANGES IN SECURITIES AND USE OF PROCEEDS.

On December 21, 2007, we filed a Form SB-2 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,400,000 shares of common stock at $0.05 per share, or $120,000 total.  On January 9, 2008, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,400,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. On October 4, 2008, we completed our private placement offering and raised $63,000 by selling 1,260,000 shares of common stock at an offering price of $0.05 per share.  We raised $63,000 in gross proceeds.  Since completing our public offering, we have used $51,118 of the $63,000 proceeds as follows: legal fees of $34,876; audit fees of $12,000; travel expenses of $2,560; and transfer agent fees of $2,597.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 19th day of August, 2009.

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