Form 10-K
period 2009-10-31
Nicaragua Rising Inc.
filed 2010-01-29
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED OCTOBER 31, 2009
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM ________TO ________

Commission File Number   000-53597

NICARAGUA RISING INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of incorporation or organization)

10801 Mastin, Suite 920
Overland Park, KS   66210
(913) 491-1717
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 2(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [   ]   NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X]   No [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 29, 2010 was $10,134.

PART I

ITEM 1.          BUSINESS

General

We were incorporated in Nevada on October 24, 2007, to engage in the business of real estate investment consulting with respect to properties located in Nicaragua.  We have abandoned this business strategy and are currently seeking a business combination with a privately-held business. Our statutory registered agent in Nevada is 1000 East William Street, Suite 204, Carson City, Nevada 89701.  Our business office is located at 10801 Mastin, Suite 920, Overland Park, Kansas 66210 and our telephone number is (913) 491-1717.

In November 2009, a change of control transaction occurred whereby 98.5% of our outstanding common shares were acquired by Sunflower Capital, LLC (“Sunflower”).

Background

Prior to Sunflower’s acquisition of a majority of our common stock, we intended to offer real estate consulting services to persons located in North America who are interested in investing in real estate located in Nicaragua.  After Sunflower’s acquisition, our sole focus is to acquire an operating business.

Business Plan

The Company is currently a shell corporation with no operations and nominal assets. Our business plan is to evaluate, structure and complete a merger or acquisition with a privately-owned operating company, however no such merger or acquisition is currently underway. The Company has engaged in certain discussions and negotiations concerning potential mergers or acquisitions, but has not entered into any definitive agreements covering any such transaction.  Until and unless the Company identifies an appropriate merger or acquisition target, it has no plans to commence operations, invest in research and development, purchase property or equipment, or hire employees.

Services

We do not provide any services.  Prior to Sunflower’s acquisition of a majority of our common stock and during the year ended October 31, 2009, we intended to cater to the newly located or inexperienced real estate investor who did not have a preexisting relationship with a real estate agent in Nicaragua.

Employees

We do not have any employees other than our sole officer William P. Moore.  We do not intend to hire any employees until we have completed a business combination with an operating entity.

ITEM 1A.       RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

As we currently have no operations other than seeking an acquisition of an operating company we do not require office space for our operations and are currently using the office of Mr. William Moore as our corporate office at no cost.  If we complete an acquisition of a privately-held company our offices will likely become those of any such entity we acquire.

ITEM 3.	LEGAL PROCEEDINGS

We are not presently a party to any litigation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock was listed for trading on the OTC Bulletin Board (“OTCBB”) operated the Financial Industry Regulatory Authority (FINRA) on December 26, 2008 under the symbol “NCRG.”  There are no outstanding options or warrants to purchase, or securities convertible into, our common stock.  Our common stock has only traded on four trading days since our common stock was listed for trading on the OTCBB  Our common stock traded 4,000 shares at $0.26 on December 26, 2008, 5,000 shares at $0.20 on January 15, 2009, 2,000 shares at $0.04 on May 11, 2009 and 50,000 shares at $0.06 on November 4, 2009.  Below are the high and low quarterly sales information relating to trading in our common stock during our fiscal year ended October 31, 2009 and the first quarter of our 2010 fiscal year.

Fiscal Year

2010	High	Low
First Quarter: 11/1/09 through 1/20/09	$0.06	$0.06

2009	High	Low
Fourth Quarter: 8/1/09 to 10/31/09	$0	$0
Third Quarter: 5/1/09 to 7/31/09	$0.04	$0.04
Second Quarter: 2/1/09 to 4/30/09	$0	$0
First Quarter: 12/26/08 to 1/31/09	$0.26	$0.20

Holders

On January 29, 2009, we had 52 shareholders of record of our common stock.

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

Status of Our Public Offering

On December 21, 2007, we filed a Form SB-2 registration statement with the Securities and Exchange Commission in connection with a public offering of up to 2,400,000 shares of common stock at $0.05 per share, or $120,000 total.  On January 9, 2008, our Form SB-2 registration statement (SEC file no. 333-136989) was declared effective by the SEC. Pursuant to the SB-2, we offered up to a total of 2,400,000 shares of common stock in a direct public offering, without any involvement of underwriters or broker-dealers. On October 4, 2008, we completed our private placement offering and raised $63,000 by selling 1,250,000 shares of common stock at an offering price of $0.05 per share.    Since completing our public offering, we have used all of the $63,000 proceeds as follows: legal fees of $35,291; audit fees of $15,000; travel expenses of $2,560; transfer agent fees of $3,274; and repayment of note payable of $6,867.

ITEM 6.          SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

We are a start-up stage corporation and have not started operations or generated or realized any revenues from our business operations.  The Company intends to identify and evaluate opportunities to acquire or enter into a merger agreement with one or more operating companies. In the event the Company completes any such acquisition or merger transaction, then the Company's future operating results and financial condition will be determined by the business activities, financial condition and operating results of the acquired business.

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we complete an acquisition of an operating company.  Our only source of capital at this time is expected to be through our sole officer and director, although there are no commitments, agreements or understandings, written or otherwise, between us and our sole officer and director to provide any capital to us at this time.

Results of Operations

The Company has had no revenue from operations since its formation. The Company had a net loss from operations of $30,295 for the fiscal year ending October 31, 2009. This compares to a net loss from operations of $9,894 for the fiscal year ending October 31, 2008. The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

Working capital deficit on October 31, 2009 was $2,517 because the Company had nominal assets. Current liabilities of $13,581 consisted of accounts payable, indebtedness to a related party, a note payable to a related party, and accrued interest payable to a related party. The Company may be required to raise additional capital prior to engaging in any business operations.

Plan of Operation

The Company is currently a shell corporation with no operations and nominal assets. The Company relies on loans from William P. Moore, its sole officer and director, to fund its administrative activities and has no current means for generating revenue. The Company's plan of operation is to evaluate, structure and complete a merger or acquisition with a privately-owned operating company, however no such merger or acquisition is currently underway. The Company has engaged in certain discussions and negotiations concerning potential mergers or acquisitions, but has not entered into any definitive agreements covering any such transaction.  Until and unless the Company identifies an appropriate merger or acquisition target, it has no plans to commence operations, invest in research and development, purchase property or equipment, or hire employees.

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements and was not a party to any such arrangements during fiscal year 2009.

Recent accounting pronouncements

Nicaragua Rising does not believe the adoption of recently issued accounting pronouncements will have an impact on Nicaragua Rising’s financial position, results of operations or cash flows.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An amendment of ARB No. 51”.  SFAS 160 requires companies with noncontrolling interests to disclose such interests clearly as a portion of equity but separate from the parent’s equity.  The noncontrolling interests portion of net income must also be clearly presented on the Income Statement.  SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, (revised 2007), “Business Combinations”.  SFAS 141 (R) applies the acquisition method of accounting for business combinations established in SFAS 141 to all acquisitions where the acquirer gains a controlling interest, regardless of whether consideration was exchanged.  Consistent with SFAS 141, SFAS 141 (R) requires the acquirer to fair value the assets and liabilities of the acquiree and record goodwill on bargain purchases, with main difference the application to all acquisitions where control is achieved.  SFAS 141 (R) is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The adoption of this statement is not expected to have a material effect on the Company's future financial position or results of operations.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NICARAGUA RISING, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
NICARAGUA RISING, INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheet of Nicaragua Rising, Inc. (a development stage company) as of October 31, 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicaragua Rising, Inc. as of October 31, 2009 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Nicaragua Rising, Inc. will continue as a going concern. As discussed in Note 2 to the financial statements, Nicaragua Rising has suffered a loss from operations and has a negative cash flow from operations, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ROTHSTEIN, KASS & COMPANY, P.C.
Roseland, New Jersey
January 28, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS
NICARAGUA RISING INC.
(A DEVELOPMENT STAGE COMPANY)

We have audited the accompanying balance sheet of Nicaragua Rising Inc. (a development stage company) as of October 31, 2008 and the related statement of expenses, stockholders' equity (deficit), and cash flows for the year ended October 31, 2008 and for the period from inception (October 24, 2007) to October 31, 2008.  These financial statements are the responsibility of Nicaragua Rising’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Nicaragua Rising as of October 31, 2008 and the results of its operations and its cash flows for the periods described in conformity with accounting principles generally accepted in the United States of America.

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

MALONE & BAILEY P.C.
HOUSTON, TX
January 27, 2009

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	October 31	October 31
ASSETS	2009	2008

CURRENT ASSETS
Cash	$11,064	$60,107
Prepaid legal expenses	-	875

TOTAL ASSETS	$11,064	$60,982

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued expenses	$-	$225
Note payable - shareholder, including accrued interest of $1,581 and $979, respectively	13,581	32,979

TOTAL CURRENT LIABILITIES	13,581	33,204

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized,
11,260,000 shares issued and outstanding	113	113
Additional paid-in capital	47,587	47,587
Accumulated deficit	(50,217)	(19,922)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(2,517)	27,778

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$11,064	$60,982

The accompanying notes are an integral part of these financial statements.

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS

			From October 24,
	For The Year Ended	For The Year Ended	2007 (Inception)
	October 31,	October 31,	to October 31,
	2009	2008	2009

REVENUES	$-	$-	$-

EXPENSES
General and administrative expenses	29,694	8,918	48,637

LOSS FROM OPERATIONS	(29,694)	(8,918)	(48,637)

Interest expense	(601)	(976)	(1,580)

LOSS BEFORE TAXES	(30,295)	(9,894)	(50,217)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(30,295)	$(9,894)	$(50,217)

BASIC AND DILUTED NET LOSS PER SHARE	-	-	-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,260,000	10,092,951	10,669,268

The accompanying notes are an integral part of these financial statements.

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Issuance of common stock, October 24, 2007	10,000,000	$100	$-	$-	$100

Net loss for the period ended October 31, 2007				(10,028)	(10,028)

Balance, October 31, 2007	10,000,000	100	-	(10,028)	(9,928)

Common stock issued in placement, net of stock
issuance costs of $15,400 for cash at $0.05	1,260,000	13	47,587		47,600

Net loss for the year ended October 31, 2008				(9,894)	(9,894)

Balance, October 31, 2008	11,260,000	113	47,587	(19,922)	27,778

Net loss for the year ended October 31, 2009				(30,295)	(30,295)

Balance, October 31, 2009	11,260,000	$113	$47,587	$(50,217)	$(2,517)

The accompanying notes are an integral part of these financial statements.

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS

			From October 24,
	For The Year Ended	For The Year Ended	2007 (Inception)
	October 31,	October 31,	to October 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,295)	$(9,894)	$(50,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Effect on cash of changes in operating assets and liabilities:
Prepaid expenses	875	(875)	-
Accounts payable and accrued expenses	377	1,201	1,581
Net cash used by operating activities	(29,043)	(9,568)	(48,636)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on note payable - shareholder	(20,000)	-	(20,000)
Proceeds from note payable - shareholder	-	17,000	32,000
Proceeds from sales of stock, net	-	47,600	47,700
Net cash provided by (used in) financing activities	(20,000)	64,600	59,700

NET INCREASE (DECREASE) IN CASH	(49,043)	55,032	11,064

CASH - Beginning of period	60,107	5,075	-

CASH - End of period	$11,064	$60,107	$11,064

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Nicaragua Rising Inc.
(A Development Stage Company)
Notes to Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Nicaragua Rising Inc. (“Nicaragua Rising”) was incorporated on October 24, 2007 in Nevada; their fiscal year end is October 31st. Nicaragua Rising is a Development Stage Company.  Nicaragua Rising is currently a shell company with nominal assets seeking to acquire an operating business.

NOTE 2 – GOING CONCERN

Nicaragua Rising has incurred a net loss of ($30,295) and has negative cash flows from operations of ($29,043) during the year ended October 31, 2009.  These conditions raise substantial doubt as to Nicaragua Rising’s ability to continue as a going concern.  The financial statements do not include any adjustments that might be necessary if Nicaragua Rising is unable to continue as a going concern.

The timing and amount of capital requirements of the Company will depend on its completion of an acquisition of an operating entity. See Note 7.

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

Computation of (Loss) Per Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Net income (loss) per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and would then share in the net income of the Company. At October 31, 2009, the Company had no outstanding instruments that were convertible into common stock.

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

Nicaragua Rising, Inc.
(A Development Stage Company)
Notes to Financial Statements, cont’d.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Income Taxes (continued)
Nicaragua Rising uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. If an uncertain tax position has been taken, the recognition of a liability related to the uncertain tax position, penalties, and interest is recorded. Nicaragua Rising has determined that no such uncertain tax positions existed as of October 31, 2009.

Fair Value of Financial Instruments
Nicaragua Rising’s financial instruments consist mainly of cash and notes payable.  The carrying amounts of Nicaragua Rising’s cash and notes payable approximate fair value due to the short-term nature of these instruments.

Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (‘FASB”) issued new accounting guidance on business combinations. This guidance establishes principles and requirements for how an acquirer accounts for business combinations. This issuance includes guidance for the recognition and measurement of the identifiable assets acquired, the liabilities assumed, and any noncontrolling or minority interest in the acquiree. It also provides guidance for the measurement of goodwill, the recognition of contingent consideration, the accounting for pre-acquisition gain and loss contingencies and acquisition-related transaction costs, and the recognition of changes in the acquirer’s income tax valuation allowance. This accounting guidance applies prospectively and is effective for business combinations made by the Company beginning November 1, 2010. The adoption of this standard is not expected to have a material effect on the statement of financial condition, results of operations or cash flows.

In May 2009, the FASB issued new accounting guidance relating to subsequent events. This guidance establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued and shall be applied to subsequent events not addressed in other applicable generally accepted accounting principles. This issuance, among other things, sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures an entity should make about events or transactions that occurred after the balance sheet date.  This accounting guidance is effective for interim or annual periods ended after June 15, 2009 and is not expected to have a material impact on the financial statements.

Nicaragua Rising, Inc.
(A Development Stage Company)
Notes to Financial Statements, cont’d.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Accounting Pronouncements (continued)
Effective July 1, 2009, Nicaragua Rising adopted the new Accounting Standards Codification (“ASC”) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material effect on the Company’s financial condition, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

NOTE 4 – NOTES PAYABLE - Shareholder

Notes Payable - Shareholder consists of the following at October 31, 2009 and 2008:
	October 31
	2009	2008

Note payable to shareholder, at 4% interest and due on demand	$-	$15,000

Note payable to shareholder, at 4% interest and due on demand but not before February 21, 2009.	-	5,000

Note payable to shareholder, at 4% interest and due on demand but not before May 5, 2009.	12,000	12,000

Total	$12,000	$32,000

Accrued interest on note payable shareholder was $1,581 and $979 at October 31, 2009 and 2008, respectively. See Note 7.

NOTE 5 – CAPITAL STOCK

In its initial capitalization on October 24, 2007, Nicaragua Rising sold 10,000,000 common shares for $100 cash to its founders.  On October 4, 2008, Nicaragua Rising issued 1,260,000 common shares which were sold for $63,000 cash in a private placement. Costs associated with this placement approximated $15,000.

On November 5, 2009, certain shareholders of the Company sold 11,091,000 shares of Nicaragua Rising common stock to Sunflower Capital, LLC for aggregate consideration of $335,000. Upon the closing, Sunflower Capital, LLC acquired 98.5% of the Company’s issued and outstanding common stock and attained voting control of the Company. See Note 7.

Nicaragua Rising, Inc.
(A Development Stage Company)
Notes to Financial Statements, cont’d.

NOTE 6 – INCOME TAXES

Nicaragua Rising has incurred losses since its inception and, therefore, has not been subject to federal income taxes.  As of October 31, 2009, Nicaragua Rising had net operating losses of ($50,217), which begin to expire in 2027.

Significant components of Nicaragua Rising’s deferred income tax assets at October 31, 2009 and 2008 are as follows:
	October 31,
	2009	2008

Deferred income tax asset	$17,074	$6,773
Valuation allowance	(17,074)	(6,773)
Net deferred tax assets	$-	$-

NOTE 7 – SUBSEQUENT EVENTS

On January 12, 2010, the Company entered into a corporate advisory services agreement (the “Agreement”) with Core Consulting Group (“Core”). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director.  The terms of repayment of the $100,000 have not been determined.

Upon the close of the agreement between the shareholders of the Company and Sunflower Capital, LLC discussed in Note 5, the remaining loan balance due shareholders of $13,581 was satisfied with the remaining funds of the Company at November 5, 2009 of $11,050.  The interest accrued on these loans in the amount of $1,581 was forgiven and the remaining balance of $950 was paid by a shareholder using proceeds from the sale transaction.  The $2,531 representing the aggregate amount of interest forgiven and amounts paid by a shareholder were treated as a capital contribution.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported in the Company’s Form 8-K filed with the SEC on January 5, 2010, Malone & Bailey P.C. (“Malone”), the independent certified public accountants who had been engaged by the Company as the principal accountant to audit the Company’s consolidated financial statements, was dismissed effective December 29, 2009, which dismissal was approved by the Company’s board of directors on such date. The reports by Malone on the financial statements of the Company during the fiscal years ended October 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. During the Company’s two most recent fiscal years and subsequent period up to December 29, 2009, the Company did not have any disagreements with Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. In addition, no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K have occurred.

Malone furnish to the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with the above statements. A copy of the letter from Malone, dated December 31, 2009, was filed as Exhibit 16.1 to the Company’s Form 8-K as filed with the SEC on January 5, 2010.

Also on December 29, 2009, the Company’s Board of Directors approved the engagement of Rothstein Kass & Company, P.C. (“Rothstein Kass”) as the Company’s new principal independent certified public accountants to audit the Company’s consolidated financial statements for the year ending October 31, 2009.

Prior to engaging Rothstein Kass, the Company had not consulted Rothstein Kass regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Moore, our CEO and CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. We presently have only one officer and one employee. Inasmuch as there is no segregation of duties within the Company, there is no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. If we complete an acquisition of an operating company we believe that we will thereafter have more than one officer and director which will help make our disclosure controls and procedures more effective. Until such time as we add additional officers and directors to our company, we do not believe that our disclosure controls and procedures will be effective.

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

Officers and Directors

Our sole director will serve until his successor is duly elected and qualified. Our sole officer is elected by the board of directors to serves until his successor is duly elected and qualified, or until he is otherwise removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our sole officer and director is set forth below:

Name	Age	Position(s)
William P. Moore	64	Chairman and president, chief executive officer, principal financial officer and secretary

Mr. Moore has held his offices/positions since November 4, 2009 and is expected to hold his offices/positions until the next annual meeting of our stockholders.

Background of officers and directors

William P. Moore

William P. Moore has been a director and the President, Chief Executive Officer, Principal Accounting Officer and Secretary of the Company since November 5, 2009.  Since 1994, Mr. Moore has been a co-owner, director and secretary of Continental Coal Inc., a privately-held surface mining company operating in Kansas and Missouri. Mr. Moore received his Bachelor of Science degree from the United States Military Academy at West Point and a Masters degree from Harvard University.

Conflicts of Interest

There are no conflicts of interest.  Further, we have not established any policies to deal with possible future conflicts of interest.

Audit Committee Financial Expert

We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are a shell company with no commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past five years, no present or former director or executive officer of our company: (1) filed a petition under the federal bankruptcy laws or any state insolvency law, nor had a receiver, fiscal agent or similar officer appointed by a court for the business or property of such a person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer within two years before the time of such filing; (2) was convicted in a criminal proceeding or named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting the following activities: (i) acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, associated person of any of the foregoing, or as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director of any investment company, or engaging in or continuing any conduct or practice in connection with such activity; (ii) engaging in any type of business practice; (iii) engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodity laws; (4) was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described above under this Item, or to be associated with persons engaged in any such activity; (5) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission to have violated any federal or state securities law and the judgment in subsequently reversed, suspended or vacate; (6) was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. Our sole director is not deemed independent. Our sole director is also our sole officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee. A copy of the audit committee charter is filed as an exhibit to our Form 10-K for the year ended October 31, 2008.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code. A copy of the code of ethics is filed as an exhibit to our Form 10-K for the year ended October 31, 2008.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Under Section 16(a) of the Exchange Act, directors, certain executive officers and certain persons holding more than 10% of our common stock are required to report their initial ownership of our common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and we are required to identify in this report those persons who did not file these reports when due.

Based solely on the review of the copies of such forms filed with the SEC, we believe that all of our officers and directors have filed the reports required of them under Section 16(a) during fiscal year ended October 31, 2009.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.  A copy of the disclosure committee charter is filed as an exhibit to our Form 10-K for the year ended October 31, 2008.

ITEM 11.        EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last three years through October 31, 2009, for our sole officer.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named executive officer.

Summary Compensation Table
						Non-	Nonqualified
						Equity	Deferred	All
Name						Incentive	Compensa-	Other
And				Stock	Option	Plan	tion	Compen-
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	sation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Jamielu S. Miller	2009	0	0	0	0	0	0	0	0
Former President,	2008	0	0	0	0	0	0	0	0
Treasurer and Secretary	2007	0	0	0	0	0	0	0	0

Jamielu Miller resigned as an officer of the Company effective November 4, 2009. We have not paid any salaries to our officers since our inception through October 31, 2009, and until we complete an acquisition with an operating company we do not anticipate paying any salaries until such time.

The following table sets forth the compensation paid by us from inception on October 24, 2007 through October 31, 2009, for each or our directors.  This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid to our named director.

Director Compensation
Fees
	Earned				Nonqualified
	or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Jamielu S. Miller	2009	0	0	0	0	0	0
	2008	0	0	0	0	0	0

Our directors do not receive any compensation for serving as members of the board of directors.

There are no other stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors other than as described herein.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.
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

	Common Stock
Name of Beneficial Owner	Beneficially Owned	Percentage of Common Stock (1)
Sunflower Capital, LLC(2)	11,091,100	98.5%
William P. Moore(2)	11,091,100	98.5%
All officers and directors as a group (1 person)	11,091,100	98.5%

*less than one percent (1%)

(1)
Applicable percentage ownership is based on 11,260,000 shares of common stock outstanding as of the date of this report, together with other securities exercisable or convertible into shares of common stock within 60 days of such date by each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently obtainable or obtainable within 60 days of the date of this report by exercise or conversion of other securities are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.  Unless otherwise set forth, the address of the beneficial owners listed herein shall be the Company’s address at 10801 Mastin, Suite 920, Overland Park, KS 66210.

(2)	William P. Moore has voting and dispositive power over the shares of common stock held by Sunflower Capital, LLC.
(3)	William P. Moore, our sole officer, is a managing member of Sunflower Capital, LLC and has voting and dispositive power over the shares of common stock held by Sunflower Capital, LLC.

There are no outstanding options or warrants to purchase, or securities convertible into, our common stock. There are fifty-two holders of record for our common stock.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On October 29, 2007, we issued a total of 10,000,000 shares of restricted common stock to Jamielu S. Miller, our former sole officer and director in consideration of $100 cash.

Ms. Miller allowed us to use her apartment in Nicaragua at no cost to the Company until November 4, 2009.

Our sole officer and director, William Moore, currently allows us to use his office at 10801 Mastin, Suite 920, Overland Park, KS 66210, at no cost to the Company.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

As previously discussed in Part II, Item 9 of this Form 10-K, Malone & Bailey P.C. (“Malone”), the independent certified public accountants who had previously been engaged by the Company as the principal accountant to audit the Company’s consolidated financial statements, was dismissed by the Company’s board of directors as the Company’s principal accountant effective December 29, 2009.

Also on December 29, 2009, the Company’s Board of Directors approved the engagement of Rothstein Kass as the Company’s new principal independent certified public accountants to audit the Company’s consolidated financial statements for the year ending October 31, 2009.

Prior to engaging Rothstein, the Company had not consulted Rothstein regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

The following table sets forth the fees by our independent registered public accounting firms for each of the last two fiscal years:

Fee Category	Fiscal Year Ended October 31, 2009	Fiscal Year Ended October 31, 2008
Audit fees	$12,500	$11,150
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit fees.” These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning.

All Other Fees.  No other fees have been billed for products and services billed by our accountants.

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended October  31, 2009 and 2008, our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

WILLIAM P. MOORE	Chief Executive Officer, Chief Financial Officer,	January 29, 2010
William P. Moore	Treasurer and Secretary.
(Principal Executive Officer, Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities.

Signature	Title	Date

WILLIAM P. MOORE	Chief Executive Officer, Chief Financial Officer,	January 29, 2010
William P. Moore	Principal Executive Officer, Principal Financial
Officer, Secretary/Treasurer and sole member of
the Board of Directors

EXHIBIT INDEX

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009