Form 10-Q
period 2010-01-31
Nicaragua Rising Inc.
filed 2010-03-17
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

NICARAGUA RISING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

13976 Lynmar Blvd., Tampa, FL 33626
(Address of principal executive offices, including zip code.)

(813) 769-0918
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
YES [   ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,169,189 as of March 15, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nicaragua Rising Inc.
(A Development Stage Company)
January 31, 2010

Balance Sheet as of January 31, 2010 (Unaudited) and October 31, 2009
Statements of Operations for the three months ended January 31, 2010 and 2009 and period from Inception through January 31, 2010 (Unaudited)
Statements of Stockholders Equity (Deficit)
Statements of Cash Flows for the three months ended January 31, 2010 and 2009 and period from Inception through January 31, 2010
Notes to Condensed Financial Statements (Unaudited)

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
BALANCE SHEETS

	January 31,
ASSETS	2010	October 31,
	(unaudited)	2009

CURRENT ASSETS
Cash	$-	$11,064
Prepaid expenses	83,333	-

TOTAL ASSETS	$83,333	$11,064

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses – related party	$10,500	$-
Due to shareholder	100,000	-
Note payable - shareholder, including accrued interest of $0 and $1,581,
respectively	-	13,581

TOTAL CURRENT LIABILITIES	110,500	13,581

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $0.00001 par value; 100,000,000 shares authorized,	-	-
no shares issued and outstanding
Common stock, $0.00001 par value; 100,000,000 shares authorized,
11,510,000 and 11,260,000 shares issued and outstanding,	116	113
respectively
Additional paid-in capital	65,101	47,587
Accumulated deficit	(92,384)	(50,217)
TOTAL STOCKHOLDERS' DEFICIT	(27,167)	(2,517)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$83,333	$11,064

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF OPERATIONS
(unaudited)

			From October
	For The Three	For The Three	24, 2007
	Months Ended	Months Ended	(Inception)
	January 31,	January 31,	to January 31,
	2010	2009	2010

REVENUES	$-	$-	$-

EXPENSES
General and administrative expenses	42,167	8,861	90,804

LOSS FROM OPERATIONS	(42,167)	(8,861)	(90,804)

Interest expense	-	(244)	(1,580)

LOSS BEFORE TAXES	(42,167)	(9,105)	(92,384)

INCOME TAX EXPENSE	-	-	-

NET LOSS	$(42,167)	$(9,105)	$(92,384)

BASIC AND DILUTED NET LOSS PER SHARE	-	-	-

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING,
BASIC AND DILUTED	11,311,630	11,260,000	11,265,730

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholder's
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Issuance of common stock, October 24, 2007	10,000,000	$100	$-	$-	$100

Net loss for the period ended October 31, 2007				(10,028)	(10,028)

Balance, October 31, 2007	10,000,000	100	-	(10,028)	(9,928)

Common stock issued in placement, net of stock
issuance costs of $15,400 for cash at $0.05	1,260,000	13	47,587		47,600

Net loss for the year ended October 31, 2008				(9,894)	(9,894)

Balance, October 31, 2008	11,260,000	113	47,587	(19,922)	27,778

Net loss for the year ended October 31, 2009				(30,295)	(30,295)
Balance, October 31, 2009	11,260,000	113	47,587	(50,217)	(2,517)

Common stock issued for services (unaudited)	250,000	3	14,997		15,000

Forgiveness of amounts due to shareholder and
capital contribution (unaudited)			2,517		2,517

Net Loss for the three months ended January 31,
2010 (unaudited)				(42,167)	(42,167)
Balance, January 31, 2010 (unaudited)	11,510,000	$116	$65,101	$(92,384)	$(27,167)

NICARAGUA RISING INC.
(A DEVELOPMENT STAGE ENTERPRISE)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three	For the Three	From October 24,
	Months Ended	Months Ended	2007 (Inception)
	January 31,	January 31,	to January 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(42,167)	$(9,105)	$(92,384)
Adjustments to reconcile net loss to net cash used in
operating activities:
Forgiveness of amounts due to shareholder	1,581	-	1,581
Share based payment expense	15,000	-	15,000
Effect on cash of changes in operating assets and
liabilities:
Prepaid expenses	16,667	(638)	16,667
Accrued interest, related party	-	244	-
Accounts payable and accrued expenses	8,919	3,000	10,500
Net cash used by operating activities	-	(6,499)	(48,636)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment on note payable – shareholder	(11,064)	(20,000)	(31,064)
Proceeds from note payable – shareholder	-	-	32,000
Proceeds from sales of stock, net	-	-	47,700
Net cash provided by (used in) financing activities	(11,064)	(20,000)	48,636

NET DECREASE IN CASH	(11,064)	(26,499)	-

CASH - Beginning of period	11,064	60,107	-

CASH - End of period	$-	$33,608	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH FINANCING ACTIVITIES:
Amount paid by shareholder directly to consultant	$100,000	$-	$100,000
Loan paid directly by shareholder	$936	$-	$936

Nicaragua Rising Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

Nicaragua Rising Inc. (“Nicaragua Rising” or the “Company”)) was incorporated on October 24, 2007 in Nevada; their fiscal year end is October 31st. Nicaragua Rising is a Development Stage Company.  As of January 31, 2010, Nicaragua Rising was a shell company with nominal assets seeking to acquire an operating business.

NOTE 2 – GOING CONCERN

Nicaragua Rising has incurred a net loss of ($42,167) for the three months ended January 31, 2010.  The Company had no cash and approximately $27,167 in negative working capital and stockholders’ deficit.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the fiscal year that began on November 1, 2009.  The timing and amount of capital requirements of the Company will depend on its completion of an acquisition or an operating entity. These conditions raise substantial doubt as to Nicaragua Rising’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments that might be necessary if Nicaragua Rising is unable to continue as a going concern.  The acquisition of an operating entity may not cure a going concern opinion.

NOTE 3 – SUMMARY OF SELECTIVE SIGNIFICANT ACCOUNTING PRINCIPLES

Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the more complete information and the Company’s audited financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ended October 31, 2009. The operating results for the three months ending January 31, 2010 are not necessarily indicative of the results that may be expected for the year ending October 31, 2010.

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

Nicaragua Rising, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements, cont’d.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

Computation of (Loss) Per Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Net income (loss) per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and would then share in the net income of the Company. At January 31, 2010, the Company had no outstanding instruments that were convertible into common stock.

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

Nicaragua Rising uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. If an uncertain tax position has been taken, the recognition of a liability related to the uncertain tax position, penalties, and interest is recorded. Nicaragua Rising has determined that no such uncertain tax positions existed as of January 31, 2010. The Company is subject to examination by taxing authorities since its inception.

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

Nicaragua Rising, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements, cont’d.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING PRINCIPLES (continued)

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

NOTE 4 – NOTES PAYABLE - Shareholder

Upon the close of the agreement between the shareholders of the Company and Sunflower Capital, LLC discussed in Note 5, the remaining loan balance due shareholders of $13,581 was satisfied with the remaining funds of the Company at November 5, 2009 of $11,064.  The interest accrued on these loans in the amount of $1,581 was forgiven and the remaining balance of $936 was paid by a shareholder using proceeds from the sale transaction.  The $2,517 representing the aggregate amount of interest forgiven and amounts paid by a shareholder were treated as a capital contribution.

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

NOTE 6 – COMMITMENTS

On January 12, 2010, the Company entered into a corporate advisory services agreement (the “Agreement”) with Core Consulting Group (“Core”). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director. At January 31, 2010 we have reflected this advance on our balance sheet as a short term loan payable – shareholder. (See Note 7) The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months.

Nicaragua Rising, Inc.
(A Development Stage Company)
Notes to Condensed Financial Statements, cont’d.

NOTE 7 – SUBSEQUENT EVENTS

On July 20, 2007 the Company’s majority owned subsidiary, Ceelox, Inc., granted CIP, LLC (CIP) an exclusive, fully paid-up royalty free, irrevocable, perpetual, worldwide, transferable, assignable, license with the right to sublicense in and to all Ceelox, Inc. intellectual property, (the License Agreement).  The License Agreement was effective immediately and continues indefinitely, unless terminated by mutual agreement.  Additionally and in connection with this agreement, Ceelox Inc. entered into a Software Services Agreement with CIP where by CIP agreed to pay Ceelox costs associated with marketing its products and maintaining and developing its products.

On February 12, 2010 CIP entered into an agreement with Nicaragua Rising pursuant to which CIP agreed to assign all its rights and interests in the License Agreement above to Nicaragua Rising upon CIP’s determination, in its sole discretion, that Nicaragua Rising has entered into agreements to secure sufficient financing to properly execute its business plan.  Upon such determination by CIP, Nicaragua will issue to CIP 10,271,203 shares of Nicaragua Rising common stock and the License Agreement shall be immediately assigned to Nicaragua Rising.  In addition, CIP will also assign all its rights and interests in the Software Services Agreement for no additional consideration.

On February 12, 2010, the Company issued to its principal shareholder an 8% convertible note in satisfaction of the payable due him of $100,000 at January 31, 2010. The $100,000 convertible note is due one year from the date of issuance and may be converted into the Company’s common stock at the option of the holder at anytime at a price of $0.81 per share. The note also contains a feature that allows the holder to exercise a demand for payment at any time provided the Company is given 30 days written notice.

On February 12, 2010, the Company and its principal shareholder entered into an agreement, whereby the shareholder agreed to remit 9,916,000 shares of common stock back to the Company for consideration of a $350,000 convertible note.  The note may be converted into the Company’s common stock at the option of the holder at anytime at a price of $0.81 per share.  The note also contains a feature that allows the holder to exercise a demand for payment at anytime provided the Company is given 30 days written notice.

On February 12, 2010 (the “Merger Date”), pursuant to the share exchange agreement between Ceelox, Inc., certain shareholders of Ceelox, Inc., the Company and the Company’s principal shareholder, the Company exchanged 1 share of its common stock for every 9 shares of Ceelox, Inc. common stock (the “Merger”). As a result of the Merger, Ceelox became a majority-owned subsidiary of Nicaragua Rising. The Merger involved the exchange of shares between companies under common control, which is treated similar to the pooling of interests method of accounting for business combinations.

The historical financial statements of Ceelox for periods prior to this transaction are considered to be historical financial statements of the combined entities as the substance of this transaction is a reverse merger or recapitalization of Ceelox with and into a shell company, Nicaragua Rising. Ceelox is the accounting acquirer as its shareholders obtained control of the combined entities as a result of the Merger. The net assets of Ceelox and Nicaragua Rising will be combined retrospectively, at their respective net asset value, at the date common control was established, November 5, 2009, and no goodwill will be recorded as a result of the Merger.

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

As of January 31, 2010 we were a development stage company that had not started operations or generated or realized any revenues from our business operations.  As of January 31, 2010 the Company intended to identify and evaluate opportunities to acquire or enter into a merger agreement with one or more operating companies. As a result of the Company’s acquisition of a majority of the capital stock of Ceelox, Inc., its future operating results and financial condition will be determined by the business activities, financial condition and operating results of the acquired business.

The financial statements for the year ended October 31, 2009 were prepared assuming that the Company will continue as a going concern.  This is because we have not generated any revenues and no revenues are anticipated until we complete an acquisition of an operating company.  Our only source of capital at this time is expected to be through our sole officer and director, although there are no commitments, agreements or understandings, written or otherwise, between us and our sole officer and director to provide any capital to us at this time.

Results of Operations

The Company has had no revenue from operations since its formation. The Company had a net loss from operations for each of the three months ended January 31, 2010 and 2009 of $42,167 and $9,105, respectively, and a net loss for the period from inception through January 31, 2010 of $92,384. The net loss in each period was comprised primarily of general and administrative expenses.

Liquidity and Capital Resources

As of January 31, 2010, we had a working capital deficit of $27,167 compared to a working capital deficit of $2,517 as of October 31, 2009.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholders.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Plan of Operation

As of January 31, 2010, the Company was a shell corporation with no operations and nominal assets. Prior to the Company’s acquisition of a majority of the capital stock of Ceelox, Inc. on February 12, 2010, the Company relied on loans from William P. Moore, its sole officer and director, to fund its administrative activities and has no current means for generating revenue. The Company's plan of operation was to evaluate, structure and complete a merger or acquisition with a privately-owned operating company, which it subsequently completed on February 12, 2010

Off-Balance Sheet Arrangements

The Company is not a party to any off-balance sheet arrangements and was not a party to any such arrangements during the quarter ended January 31, 2010.

Recent Accounting Pronouncements

Nicaragua Rising does not believe the adoption of recently issued accounting pronouncements will have an impact on Nicaragua Rising’s financial position, results of operations or cash flows.

Basis of Presentation
The accompanying condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X for small business issuers and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America. All adjustments which are of a normal recurring nature and, in the opinion of management, necessary for a fair presentation have been included. These condensed financial statements should be read in conjunction with the more complete information and the Company’s audited financial statements and related notes thereto included in the Company's annual report on Form 10-K for the year ending October 31, 2009. The operating results for the three months ended January 31, 2010 are not necessarily indicative of the results that may be expected for the year ended October 31, 2010.

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

Computation of (Loss) Per Share
Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period, except where the result would be antidilutive. Net income (loss) per share of common stock, assuming dilution, reflects the maximum potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock, and would then share in the net income of the Company. At January 31, 2010, the Company had no outstanding instruments that were convertible into common stock.

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

Nicaragua Rising uses a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not, that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount, which is more than 50% likely of being realized upon ultimate settlement. If an uncertain tax position has been taken, the recognition of a liability related to the uncertain tax position, penalties, and interest is recorded. Nicaragua Rising has determined that no such uncertain tax positions existed as of January 31, 2010.

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

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Moore, our current Chairman and former CEO and CFO as of January 31, 2010, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. At the time of our evaluation we only had one officer and one employee. Inasmuch as there is no segregation of duties within the Company as of January 31, 2010, there was no management oversight, no control documentation being produced, and no one to review control documentation if it was being produced. In connection with our acquisition of a majority of the capital stock of Ceelox, Inc. and the appointment of two officers to the Company, we believe that we will remediate these segregation deficiencies which will help make our disclosure controls and procedures more effective. As of January 31, 2010 we do not believe that our disclosure controls and procedures were effective.

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

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Acting Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of March, 2010.

NICARAGUA RISING INC.
(Registrant)

By:	GERRY EUSTON
Gerry Euston
Chief Executive Officer, Acting Chief
Financial Officer, Secretary and Director

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.