Form 10-Q
period 2010-03-31
Nicaragua Rising Inc.
filed 2010-05-17
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

NICARAGUA RISING INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

13976 Lynmar Blvd., Tampa, FL 33626
(Address of principal executive offices, including zip code.)

(813) 769-0918
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,169,189 as of May 14, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nicaragua Rising Inc. and Subsidiary
March 31, 2010

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	Unaudited	Audited

ASSETS
Current assets:
Cash	$138,850	$125,141
Accounts receivable	-	15,813
Inventory	39,132	40,172
Prepaids and other current assets	116,770	7,200
Total current assets	294,752	188,326

Property and equipment, net	16,887	18,617
Software development costs, net	7,997	7,997
Patents and trademarks, net	105,002	109,063
Total assets	$424,638	$324,003

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$258,779	$210,281
Advances, related party	5,739,391	5,199,796
Shareholder advances	-	134,735
Convertible notes payable, related party	833,291	371,105
Convertible note – bridge loans (includes $134,735 due to shareholder)	269,240	406,512
Total current liabilities	7,100,701	6,322,429

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares,
authorized; none issued and outstanding	-	-

Common stock, $0.00001 par value: Authorized 100,000,000 shares;
Issued: 11,169,189 shares as of March 31, 2010 and 10,695,646 shares as of December 31, 2009; Outstanding: 11,169,189 at
March 31, 2010 and 10,574,535 at December 31, 2009	112	107
Additional paid-in capital	15,289,801	15,841,880
Accumulated deficit	(21,748,315)	(21,780,413)
Non-controlling interests	(217,661)	-
Treasury stock, 121,111 shares at cost	-	(60,000)
Total stockholders’ deficit	(6,676,063)	(5,998,426)
Total liabilities and stockholders’ deficit	$424,638	$324,003
See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	Unaudited	Unaudited

Revenue:
Hardware and software	$9,337	$11,164
Licensing	4,608	27,253
Total Revenue	13,945	38,417

Operating costs and expenses:
Costs of hardware sales	12,896	19,650
Marketing, general and administrative	577,690	442,738
Depreciation and amortization	6,924	12,805

Total costs and expenses	597,510	475,193

Operating loss	(583,565)	(436,776)

Other income (expenses):
Interest and amortization of financing fees	(164,012)	(117,257)
Other income	-	12,950
Total other income (expenses)	(164,012)	(104,307)

Net loss	$(747,577)	$(541,082)

Less: Net loss attributable to non-controlling interest	25,418	-

Net loss attributable to common stockholders	$(722,159)	$(541,082)

Basic and diluted loss per share	$(.07)	$(.07)

Weighted average shares basic and diluted	10,991,093	8,210,763

Stock-based compensation:
Payroll and related benefits	$18,383	$15,722

Consulting	$52,810	$-

See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

			Additional
	Number of		Paid-in	Shares of	Treasury	Accumulated	Non-Controlling
	Shares	Amount	Capital	Treasury Stock	Stock	Deficit	Interest	Total

Balance at January 1, 2010 (restated to reflect the effect of the recapitalization transaction on February 12, 2010)	10,695,646	$107	$15,841,879	121,111	$(60,000)	$(21,780,412)	$-	$(5,998,426)

Discount on issuance of convertible bridge note			17,739					17,739

Issuance of common stock and 138,889 options for services	125,000	1	52,809					52,810

Finance fees arising from extension of warrant terms			4,699					4,699

Conversion of bridge loans into common stock	436,391	4	353,472					353,476

Stock based compensation			18,383					18,383

Retirement of shares held in Treasury	(121,111)	(1)	(59,999)	(121,111)	60,000			-

Minority interest recorded in connection with shares not exchanged in the recapitalization transaction	(385,635)	(4)	(562,009)			754,256	(192,243)	-

Simultaneously with the recapitalization transaction, purchase of 11,091,101 shares in consideration of a convertible promissory note with the principal shareholder				(11,091,101)	(350,000)			(350,000)

Shares issued in connection with the recapitalization transaction	168,899	2	(42,169)	11,091,101				(42,167)

Issuance of common stock for services	250,000	3	14,997					15,000

Net loss for the three months ended March 31, 2010						(722,159)	(25,418)	(747,577)
								-
BALANCE at March 31, 2010	11,169,189	$112	$15,639,801	-	$(350,000)	$(21,748,315)	$(217,661)	$(6,676,063)

See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(722,159)	$(541,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from non-controlling interest	(25,418)	-
Bad debt expense	7,145	-
Stock compensation expense to consultants and employees	86,194	-
Amortization of deferred finance fees	4,729	-
Depreciation of equipment	2,862	5,182
Amortization of software development costs, patents and
trademarks	4,062	7,623
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	8,668	(15,872)
Inventory	1,040	1,034
Other current assets	(109,570)	1,072
Accounts payable, accrued liabilities, deferred revenue and
all other current liabilities	39,040	(111,115)
Accrued interest	126,603	117,257
NET CASH USED IN OPERATING ACTIVITIES	(576,834)	(535,901)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,133)	-
Costs incurred for patent and software development	-	(6,935)
NET CASH USED IN INVESTING ACTIVITIES	(1,133)	(6,935)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible note-related party	100,000	-
Advances from related party	431,676	441,460
Proceeds from issuance of convertible notes payable	60,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	591,676	441,460

NET INCREASE IN CASH AND CASH EQUIVALENTS	13,709	(101,376)
CASH:
Beginning of period	125,141	115,800
End of period	$138,850	$14,424

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable	$353,476	$-
Issuance of convertible notes in exchange for shareholder loans	$484,735	$-

See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

1.           Nature of Business and Recapitalization Transaction

Ceelox Inc. (the “Company”, “Ceelox”, or “Ceelox Inc.”) was incorporated in the State of Florida and commenced operations on September 17, 2003.  The Company offers software solutions and devices that deliver biometric identity-based user access authentication, verification, and data and email encryption.  We believe applications, systems or data that would benefit from strong access control is improved by the Company’s products.  The Company’s biometric authentication provides strong protection against identity theft, and our solutions also meet regulatory requirements for two-factor authentication.

On February 12, 2010 (the “Merger Date”), pursuant to the share exchange agreement between Ceelox, certain shareholders of Ceelox, Nicaragua Rising Inc. (“Nicaragua Rising”) and Nicaragua Rising's majority shareholder, Nicaragua Rising exchanged 1 share of Nicaragua Rising common stock for every 9 shares of Ceelox common stock (the “Merger”).  As a result of the Merger, Ceelox became a majority-owned subsidiary of Nicaragua Rising.  See Note 8 for a more detailed discussion of the Nicaragua-Ceelox Share Exchange.

Prior to the above transaction, on November 5, 2009, the majority beneficial shareholder of Ceelox acquired 11,091,000 shares of Nicaragua Rising common stock, representing 98.5% of the issued and outstanding common stock of Nicaragua Rising for aggregate consideration of $335,000.  The net assets of Ceelox and Nicaragua Rising were combined at their respective net asset value on February 12, 2010 and no goodwill will be recorded as a result of the Merger.  As Nicaragua became under common ownership on November 5, 2009, the activity of Nicaragua was included with the activity of Ceelox from the date common control was established.

2.           Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements and related notes of Ceelox included on Form 8-K/A of Nicaragua Rising, Inc. for the year ended December 31, 2009.

The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

The accompanying 2010 condensed consolidated financial statements include the accounts of Ceelox, Inc. and its parent Company, Nicaragua Rising, Inc. from January 1, 2010 through March 31, 2010.  Nicaragua had nominal activity from November 5, 2009 (date common control was established) to December 31, 2009. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the 2009 condensed consolidated interim financial statements and disclosures have been reclassified to conform to the current year presentation.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2.           Basis of Presentation and Selected Significant Accounting Policies (continued)

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-use companies.

Computation of (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 19,723,006 and 16,905,966 of potentially dilutive options, warrants and convertible debt instruments at March 31, 2010 and 2009 respectively.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on accounting for arrangement with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine the estimated selling prices will be required.  This guidance is effective prospectively for interim and annual periods after June 15, 2010.  We have not yet determined the impact on our consolidated financial statements.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, which provides additional guidance to improve disclosures regarding fair value adjustments.  This guidance requires two new disclosures: (1) transfers in and out of Level 1 and 2 measurements and the reasons for the transfers, and (2) a gross presentation of activity within the Level 3 roll forward.  The guidance also includes clarifications to existing disclosure requirements on the level of disaggregation and disclosures regarding inputs and valuation techniques.  The guidance applies to all

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

2.           Basis of Presentation and Selected Significant Accounting Policies (continued)

techniques.  The guidance applies to all entities required to make disclosures about recurring and nonrecurring fair value measurements.  The effective date of this guidance is the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years.  The Company is currently evaluating the impact this guidance will have on its consolidated financial statement disclosures.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying consolidated financial statements.

3.           Going Concern and Management’s Plans

During the periods ended March 31, 2010 and 2009, the Company was engaged in advertising and marketing activities directed at generating interest in its fully developed products.  During these periods, the Company incurred net losses of $(747,577) and $(541,082), respectively. As indicated in the accompanying consolidated financial statements, at March 31, 2010 and December 31, 2009, the Company had approximately $139,000 and $125,000 in cash, respectively, and approximately $6,806,000 and $6,134,000 in negative working capital, respectively.  For the periods ended March 31, 2010 and 2009, the Company, along with the net loss indicated above, utilized approximately $577,000 and $536,000, respectively, in cash for operations.  Further, losses are continuing subsequent to March 31, 2010.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2010.  Management is planning to raise capital.  No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

The Company continues to be dependent upon cash receipts from the sale of common stock to third parties and the funding from a related party.  However, remaining cash reserves from these activities are insufficient to sustain the Company’s operations until substantial revenue production can be achieved, which is not currently projected for the near term.  As a result, management continues to curtail operating activities, and minimized cash outflows.  Management’s plans to sustain its operations rely on the continuing financial support from the related party and the sale of common stock in private placement or public transactions.  There can be no assurances that the affiliate will continue to fund the working capital requirements of the Company or that the sale of common stock in private or public placement transactions will result in sufficient cash to fund operations at current levels, if any.  Management also plans to continue its aggressive marketing efforts related to its completed software products during the next twelve months.

As more fully discussed in Note 4, the Company granted CIP, LLC, a related party, an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all of Ceelox's intellectual property. Additionally and in connection with the License Agreement, the Company entered into a Software Services Agreement with CIP, LLC, whereby CIP, LLC agreed to pay Ceelox's costs associated with marketing its products and maintaining and developing Ceelox's products based on its biweekly cash burn rate, net of sales collections. Any amount of revenues in excess of expenses generated by Ceelox would be for the benefit of CIP, LLC. Either party could terminate the agreement whereby the intellectual property

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

3.           Going Concern and Management’s Plans (continued)

assigned to CIP, LLC would revert back to the Company in consideration of all previous monies advanced to Ceelox plus reassignment consideration, (approximately $5.7 million at March 31, 2010). Pursuant to a License Reacquisition Letter Agreement entered into on February 12, 2010, CIP agreed to assign its rights in the License Agreement and Software Services Agreement to Nicaragua Rising, Inc., Ceelox parent company pursuant to the merger, in exchange for the issuance of 11,337,068 shares of common stock to CIP, LLC at such time as CIP, LLC determines in its sole discretion that adequate financing to support the Company's business will be obtained from an unrelated third party.  The contractual terms of the agreement between Nicaragua and Ceelox remain unchanged.

The Company cannot assure that they will be able to secure adequate financing to support our future business, or that if it does secure what the Company believes to be adequate funding, CIP, LLC may not believe in its sole discretion that any such funding will be adequate to support our business plan. If Ceelox does not reacquire its rights to the intellectual property covered by the License Agreement, CIP, LLC could in the future determine to exploit the Company's technology without having to pay Ceelox any royalties on any revenues they generate.

4.           Advances from Related Party

On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable, license, with the right to sublicense in and to all the Companies intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property.  The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay the Company costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.

The agreements contain a provision allowing for the reassignment of the intellectual property back to the Company at both the option of the Company and the affiliate, each option independent of the other.  Under these options the Company may reacquire all its rights granted in the exclusive license agreement above for an amount equal to the total costs paid under this agreement plus 25 percent in cash or in common equity at a conversion rate of $0.50625 (“Reacquisition Fee”).  On February 12, 2010 CIP LLC agreed to transfer, under certain conditions, the licensing and software services agreement to Nicaragua Rising, Inc. See Note 3.

During the three and twelve months ended March 31, 2010 and December 31, 2009, the Company received advances under this agreement of $431,676 and $466,873, respectively. Interest accrued for the three months ended March 31, 2010 and the twelve months ended December 31, 2009 amounted to $107,919 and $116,718, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $5,739,391 and $5,199,796 as of March 31, 2010 and December 31, 2009, respectively.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

5.           Convertible Notes Payable Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. As of March 31, 2010, the debt was convertible into approximately 274,893 shares of common stock. Interest expense for the three and twelve months ended March 31, 2010 and December 31, 2009 amounted to $7,475 and $28,818, respectively. The Company is in default of this agreement.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 443,389 shares of common stock at March 31, 2010 and had a carrying value of $353,664. During the three month period ended March 31, 2010 interest expense amounted to $3,664.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 126,343 shares of common stock at March 31, 2010 and had a carrying value of $101,047. During the three month period ended March 31, 2010 interest expense amounted to $1,047.

At March 31, 2010 and December 31, 2009, the carrying value of convertible notes payable due to related party’s consisted of the following:
	Principal	Accrued Interest	Balance
Balance December 31, 2009	$300,705	$70,400	$371,105
Note issued February 10, 2010 in share exchange	350,000		350,000
Note issued February 10, 2010 in loan exchange	100,000		100,000
Interest accrued March 31, 2010	-	12,186	12,186
Balance March 31, 2010	$750,705	$82,586	$833,291

6.           Convertible Notes Payable – Bridge Loans

In August of 2009 the Company entered in to a convertible note subscription agreement with certain accredited investors.  The offering was for $1.5 million in convertible notes and common stock purchase warrants.

The notes are due and payable upon the earlier of:

1.	Two years from the date of issuance
2.
The date of completion, by the Company, of a transaction pursuant to which it becomes a majority-owned subsidiary of a publicly-traded company along with a simultaneous financing in the minimum amount of $1,500,000 (for purposes hereof this shall be referred to as a “Reverse Merger”), or

3.	The date on which the Company is acquired in a non-Reverse Merger transaction whereby a non-affiliated third-party acquires 50% or more of the Company’s capital stock (“Third-Party Acquisition”).

The notes are convertible, at the holder’s option, into the Company’s Common Stock or in connection with a Reverse Merger such public company’s common stock in accordance with the following terms:

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

6.           Convertible Notes Payable – Bridge Loans (continued)

1.
Upon completion by the Company of a Reverse Merger and financing in the minimum amount of $1,500,000 the conversion price of the notes shall be equal to the price of the securities sold in connection with such Reverse Merger and the notes shall convert at the holder’s option into shares of the public company at such offering price,

2.
Upon completion of either: (a) a Third-Party Acquisition, (b) a Reverse Merger without a financing, or (c) a Reverse Merger with a financing in an amount less than $1,500,000, then the conversion price of the notes shall be $0.09 per share, or

3.	If, after twelve months from the date of issuance, the Company does not complete a transaction described in 1 or 2 above, the conversion price shall be at the option of the holder, either:
a.	$0.06 per share of the Company’s Common Stock, or
b.	At a price equal to any other securities sold by the Company prior to the conversion of the notes.

As annotated in Note 8, “Recapitalization and Equity Activity”, the Company completed a reverse merger transaction on February 12, 2010. This transaction established a conversion price and warrant strike price of $0.09 per share consistent with term 2 above.

Purchasers in this offering are granted warrants to purchase that number of shares of Common Stock equal to the principal amount of their note divided by the applicable conversion price of the notes as described above and the exercise price per share shall be equal to the conversion price of the notes.

The Company had issued $435,000 of notes under this subscription agreement through December 31, 2009 and an additional $60,000 through January 15, 2010. In February of 2010, the company exchanged a non interest bearing shareholder advance payable for a convertible bridge loan in the amount of $134,735. The Company determined that, based upon the contractual terms of the agreement, the maximum number of warrants to be issued, in aggregate, would be 1,166,176 and has calculated a gross discount at inception in the amount of $58,064 ($17,739 of discounts recorded during the period for new issuances) and is amortizing this amount on a straight line basis over the term of the agreements.  The Company considered the guidance under ASC 815 in evaluation of whether an embedded feature is considered indexed to a Company’s own stock.  The Company determined that the guidance did not apply and the debt did qualify as conventional convertible debt.

During the three months ended March 31, 2010 holders of notes with a face value totaling $350,000 converted the face value plus accrued interest of $3,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the three months and twelve months ended March 31, 2010 and December 31, 2009, the Company recorded amortization of discounts in the amount of $4,239 and $6,568 related to unconverted instruments, respectively.

At March 31, 2010, the carrying amounts of convertible bridge notes were $269,240, net of $22,188 in un-amortized discount.

7.           Shareholder Advances

The Company received an advance of $134,735 from a related party shareholder in October of 2009. In February 2010 the advance was converted to a Bridge Loan as described in Note 6.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.           Recapitalization and Equity Activity

Warrants

The Company had outstanding warrants at March 31, 2010 totaling 5,460,665, retroactively restated to reflect the effects of the Company’s recapitalization and reverse merger.  The warrants expire at various dates ranging from June 1, 2010 through February 3, 2015 and have an average exercise price of $3.55.

On February 10, 2010, as an inducement to extend additional funding under existing financing facilities, the Company extended the term of all warrants issued in connection with existing agreements to February 3, 2015. This modification to the contractual terms of the warrant agreements generated incremental financing fees of $4,699 and was charged to interest expense.

Nicaragua-Ceelox Share Exchange (Recapitalization)

On February 12, 2010 (the “Merger Date”), pursuant to the share exchange agreement between Ceelox, certain shareholders of Ceelox, Nicaragua Rising Inc. (“Nicaragua Rising”) and Nicaragua Rising's majority shareholder, Nicaragua Rising exchanged 1 share of Nicaragua Rising common stock for every 9 shares of Ceelox common stock (the “Merger”).  As a result of the Merger, Ceelox became a majority-owned subsidiary of Nicaragua Rising.

Prior to the above transaction, on November 5, 2009, the majority beneficial shareholder of Ceelox acquired 98.5% of the issued and outstanding common stock of Nicaragua Rising for aggregate consideration of $335,000.  Accordingly, the Merger involved the exchange of shares between companies under common control, which is treated similar to the pooling of interests method of accounting for business combinations.  The net assets of Ceelox and Nicaragua Rising were combined at their respective net asset value at the date common control was established, November 5, 2009, and no goodwill was recorded as a result of the Merger.

The historical financial statements of Ceelox for periods prior to this transaction are considered to be the historical financial statements of the combined entities as the substance of the transaction is a reverse merger or recapitalization of Ceelox with and into a shell company, Nicaragua Rising.  Ceelox is the accounting acquirer as its shareholders obtained control of the combined entities as a result of the Merger.

In connection with the recapitalization transaction, Ceelox retired 121,111 shares of its Treasury Stock.  In addition, the Company recorded minority interest in the initial amount of $192,243 related to 385,635 shares of Ceelox common stock not participating in the Nicaragua-Ceelox Share Exchange.

Simultaneously with the Share Exchange, the Company and its majority beneficial shareholder agreed to the purchase by the Company of 11,091,101 shares of Nicaragua common stock for consideration of a $350,000 convertible note (see Note 5).  The shares purchased by the Company were reissued with the recapitalization transaction.

Consulting Agreement

On February 1, 2010, the Company entered into an agreement with a consultant to perform such investor relations, public relations and other similar services as may be reasonably requested by Ceelox.  Such services may include, but shall not be limited to: (i) the introduction and implementation of marketing programs and other resources to Ceelox, (ii) the identification of capable individuals who may be considered as potential board members and/or officers of Ceelox and (iii) the identification and pursuit of strategic alliances for Ceelox.  In consideration of services performed and to be performed by Consultant, Ceelox shall deliver the following to Consultant: (i) 55,556 shares of Ceelox common stock and (ii) an option to purchase 138,889 shares of Ceelox common stock with an exercise price of $.99 per share and a five (5) year term.  Such option shall be in such form and subject to such terms and conditions as are typical in stock options of similar nature and size. During the three months ended March 31, 2010 the Company recorded stock based compensation of $24,685 related to this agreement.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

8.           Recapitalization and Equity Activity (continued)

Retained Search Agreement

On February 1, 2010, the Company engaged a retained executive search firm.  The Company agreed to a fee for service that is a cash and stock amount equal to a percentage of the hired executive’s first year on target earnings with a minimum total fee of $100,000.  Half of the fee will be paid in cash and half will be paid in the form of an immediate stock grant of 69,444 shares of the Company’s Common stock which was due on signing.  The Company does not expect the fee to exceed $100,000. During the three months ended March 31, 2010 the Company recorded stock based compensation of $28,125 related to this agreement.

Business Development Services

During 2009, the Company entered into an agreement for business development services.  As compensation for these services, the Company issued 111,111 shares of common stock to this entity and issued 11,111 shares to an affiliate of this entity.  The value of the shares issued under this agreement aggregated $49,500.

Investment Banking Agreement

In July 2009, the Company entered into an agreement with a firm for investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company (i) in partial consideration for all Advisory Services to be rendered under the Agreement, the Company issued the firm 1,342,130 shares of common stock on October 15, 2009 having a value of approximately $540,000, (ii) a non refundable due diligence review fee of $45,000 and 12 consecutive monthly payments of $15,000 (iii) an advisory fee of 7% of the total gross consideration of cash, equity, debt or property attributed to a business combination or any financing obtained through the advisory firm.  This agreement was further amended on February 12, 2010 whereby Nicaragua Rising, Inc. issued shares for these services in conjunction with the Nicaragua-Ceelox Share Exchange described above.

Marketing Agreement

On January 12, 2010, Nicaragua entered into a corporate advisory services agreement (the "Agreement") with Core Consulting Group ("Core"). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director and was subsequently exchanged for a convertible note as discussed in Note 5. The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months and has recorded $50,000 in consulting expense through March 31, 2010.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)
(UNAUDITED)

9.           Equity Incentive and Stock Based Compensation Plan

Stock Option Plans

The Company has one stock option plan under which grants are currently outstanding: the 2007 Stock Option Plan (the “Plan”). Grants under the Plan typically have a requisite service period of 36 months, have straight-line or graded vesting schedules and expire not more than ten years from date of grant.

The Plan was approved by the board on January 2, 2007.  The Plan provides for the issuance of various types of incentive awards.  The Board of Directors reserved 15% of the fully diluted outstanding shares in January 2007 for issuance under this plan.

As of March 31, 2010 and December 31, 2009, 1,161,832 and 1,300,721 shares of the 3,439,851 shares approved under the Plan remain available for grant.  The Plan, which was adopted at the time of the reverse merger by the NRI Board on February 12, 2010, is Ceelox Inc.’s only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

General Stock Option Information

As of March 31, 2010 and December 31, 2009, there was $133,180 and $119,772 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.5 years and 4 years.

Stock-Based Compensation

Stock Options

During the three months ended March 31, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $71,193 and $15,722, respectively.

10.         Concentrations

For the three month period ended March 31, 2010 and 2009, the Company had two and two major customers, which represented approximately 100% and 85% of the respective years’ revenue.  Accounts receivable from these customers at March 31, 2010 and December 31, 2009 were $0 and $13,441 respectively.

11.         Subsequent Events

Advances from Related Party

The Company received $136,065 in additional advances under this agreement between April 1, 2010 and May 15, 2010. See Note 7 for discussion on the terms related to this financing arrangement.

The Company has performed an evaluation of subsequent events through May 17, 2010, the date the Company issued these financial statements.

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

Overview

We were formed for the purpose of developing and marketing advanced security solutions using fingerprint and other biometric technology and encryption software solutions.   Our biometric identification and encryption software solutions provide innovative and new ways for customers to securely access, store, send and receive confidential information.  Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population.  The use of biometrics enables enterprise and consumer users to login to different systems and applications using secure credentials based on their unique characteristics, while blocking unauthorized users.  Our biometric authentication provides strong protection against identity theft.  We commenced marketing our products in the first half of 2007 following more than three years of technology and product development.  We believe that our products meet the needs of companies that require strong data, systems and applications security including financial institutions, healthcare providers, insurance companies, government agencies, utilities and any business where security and identification are key concerns.  To date we have invested over $10 million in the operations of the business including research and development, product development and marketing of our products.

Results of Operations

Three Months Ended March 31, 2010 Compared with Three Months Ended March 31, 2009

Net Revenue

In early 2007 the Company completed development of its initial product line and began marketing its solutions.  For the three months ended March 31, 2010 and 2009 the Company had revenues of $13,945 and $38,417, respectively.  The decrease in revenue in the first quarter of 2010 from the same quarter in 2009 was negligible. This results from the fact that the Company was focused on affecting a reverse merger with a public company. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses increased by $122,317 or 26% for the three months ended March 31, 2010 from the three months ended March 31, 2009.  Most of the Operating Costs and Expenses increase was due to an increase of $130,693 or 219% in marketing, general and administrative costs.  This increase was driven primarily by expenses related to the reverse merger transaction including accounting fees, legal fees and merger fees which totaled $112,237. Also contributing to the increase in Operating costs and Expenses was an increase of $146,993 in consulting expenses also related to the merger.   Offsetting these increases was a decrease in payroll and related benefits of $142,735 due to management’s effort to curtail costs and lower headcount.

Loss from Operations

Our operating loss for the three months ended March 31, 2010 was $583,565 compared to a loss of $436,776 for the three months ended March 31, 2009.  The increased loss from operations of $146,789 or 34% was due largely to the merger related expenses stated above.

Interest Expense

Interest expense for the three months ended March 31, 2010 was $164,012 compared to $117,257 for the three months ended March 31, 2009, an increase of $46,755 or 40%.  In August 2005 the Company entered into a convertible note from a related party (see footnote 5 of the Company’s financial statements).  Interest on that note was $7,475 for the three months ended March 31, 2010 compared to $6,891 for the same period in 2009.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”). Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the three months ended March 31, 2010 the Company received additional advances under this agreement of $431,676 which resulted in additional interest expense of $107,919. See Footnote 4 of the Company’s financial statements for additional detail.  In addition during the quarter the Company issued convertible notes, discussed in Footnote 5, to a related party totaling $450,000 which contributed $4,711 additional interest expense.

Net Loss

During the three months ended March 31, 2010 and 2009 the Company incurred net losses of $722,159 and $541,082, respectively.  The increased losses of $180,261 were primarily due to merger related expenses and increased interest expenses from additional advances.

Liquidity and Capital Resources

As of March 31, 2010, we had a working capital deficit of $6,805,949, as compared to a working capital deficit of $6,134,103 as of December 31, 2009.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $576,834 during the three months ended March 31, 2009 was primarily a result of our $722,159 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $535,901 during the three months ended March 31, 2009 was primarily a result of our $541,082 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the three months ended March 31, 2010 and March 31, 2009 we expended $1,132 and $6,935, respectively.  The amounts we expended for the three months ended March 31, 2010 were for the purchase of property and equipment and for the three months ended March 31, 2009 were for costs incurred for patent and software development.

Financing Activities

During the three months ended March 31, 2010, we generated proceeds of $591,676 from our financing activities which consisted of: (i) advances from related parties of $431,676, (ii) proceeds from the sale convertible bridge loans of $60,000 and (iii) the sale of convertible notes to related parties in the amount of $100,000.

Seasonality and Quarterly Results

We do not expect to experience any seasonality in our operating results.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Euston, our Chief Executive Officer and Acting Chief Financial Officer, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. At the time of our evaluation we only had one officer handling the CEO and CFO functions. Inasmuch as there is no segregation of duties within the Company as of March 31, 2010, there was no segregation of duties between the CEO and CFO. As of March 31, 2010 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of May, 2010.

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