Form 10-Q
period 2010-06-30
Nicaragua Rising Inc.
filed 2010-08-16
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

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
YES [  ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,169,189 as of August 13, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Nicaragua Rising Inc.
(A Development Stage Company)
June 30, 2010

Balance Sheet as of June 30, 2010 (Unaudited) and December 31, 2009
Statements of Operations for the three and six months ended June 30, 2010 and 2009 (Unaudited)
Statements of Stockholders Equity (Deficit)
Statements of Cash Flows for the three months ended June 30, 2010 and 2009
Notes to Condensed Financial Statements (Unaudited)

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	Unaudited	Audited

ASSETS
Current assets:
Cash	$56,028	$125,141
Accounts receivable	-	15,813
Inventory	36,480	40,172
Prepaids and other current assets	61,225	7,200
Total current assets	153,733	188,326

Property and equipment, net	14,855	18,617
Software development costs, net	7,997	7,997
Patents and trademarks, net	100,940	109,063
Total assets	$277,525	$324,003

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$219,029	$210,281
Advances, related party	6,269,355	5,199,796
Shareholder advances	-	134,735
Convertible notes payable, related party	850,256	371,105
Convertible note – bridge loans	282,236	406,512
Total current liabilities	7,620,876	6,322,429

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares,
authorized; none issued and outstanding	-	-

Common stock, $0.00001 par value: Authorized 100,000,000 shares;
Issued: 11,169,190 shares as of June 30, 2010 and 10,695,646 shares as of December 31, 2009; Outstanding: 11,169,190 at
June 30, 2010 and 10,574,535 at December 31, 2009	112	107
Additional paid-in capital	15,392,842	15,841,880
Accumulated deficit	(22,497,195)	(21,780,413)
Non-controlling interests	(239,110)	-
Treasury stock, 121,111 shares at cost, at December 31, 2009	-	(60,000)
Total stockholders’ deficit	(7,343,351)	(5,998,426)
Total liabilities and stockholders’ deficit	$277,525	$324,003

See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2010	2009

Revenue:
Hardware and software	$9,337	$2,659
Licensing	7,610	36,474
Total Revenue	16,947	39,133

Operating costs and expenses:
Costs of hardware sales	12,318	15,019
Marketing, general and administrative	1,207,625	704,268
Depreciation and amortization	13,018	24,716
Total costs and expenses	1,232,961	744,003

Operating loss	(1,216,014)	(704,870)

Other income (expenses):
Interest and amortization of financing fees	(301,892)	(128,776)
Other income	-	543
Total other income (expenses)	(301,892)	(128,233)

Net loss	$(1,517,906)	$(833,103)

Less: Net loss attributable to non-controlling interest	46,866	-

Net loss attributable to common stockholders	$(1,471,040)	$(833,103)

Basic and diluted loss per share	$(0.13)	$(0.10)

Weighted average shares basic and diluted	11,059,307	8,227,110

Stock-based compensation:
Payroll and related benefits	$121,424	$14,897

Consulting	$52,810	$-

See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	June 30,	June 30,
	2010	2009
Revenue:
Licensing	$3,581	$9,221

Operating costs and expenses:
Costs of hardware sales	-	3,875
Marketing, general and administrative	629,935	261,529
Depreciation and amortization	6,094	11,912
Total costs and expenses	636,029	277,316

Operating loss	(632,448)	(268,095)

Other income (expenses):
Interest and amortization of financing fees	(137,881)	(11,519)
Other income	-	(12,407)
Total other income (expenses)	(137,881)	(23,926)

Net loss	$(770,329)	$(292,021)

Less: Net loss attributable to non-controlling interest	21,449	-

Net loss attributable to common stockholders	$(748,880)	$(292,021)

Basic and diluted loss per share	$(0.07)	$(0.04)

Weighted average shares basic and diluted	11,169,190	8,244,153

Stock-based compensation:
Payroll and related benefits	$103,041	$14,897

Consulting	$-	$-

See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Number of Shares	Amount	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total

Balance at January 1, 2010 (restated to reflect the effect of the recapitalization transaction on February 12, 2010)	10,695,646	$107	$15,841,880	$121,111	$(60,000)	$(21,780,413)	$-	$(5,998,426)

Discount on issuance of convertible bridge note			17,739					17,739

Issuance of common stock and 138,889 options for services	125,000	1	52,809					52,810

Finance fees arising from extension of warrant terms			4,699					4,699

Conversion of bridge loans into common stock	436,391	4	353,472					353,476

Stock based compensation			121,424					121,424

Retirement of shares held in Treasury	(121,111)	(1)	(59,999)	(121,111)	60,000			-

Noncontrolling interest recorded in connection with shares not exchanged in the recapitalization transaction	(385,635)	(4)	(562,010)			754,258	(192,244)	-

Simultaneously with the recapitalization transaction, purchase of 11,091,101 shares in consideration of a convertible promissory note with the principal shareholder			(350,000)	(11,091,101)				(350,000)

Shares issued in connection with the recapitalization transaction	168,899	2	(42,169)	11,091,101				(42,167)

Issuance of common stock for services	250,000	3	14,997					15,000

Net loss for the six months ended June 30, 2010						(1,471,040)	(46,866)	(1,517,906)
								-
BALANCE at June 30, 2010	11,169,190	$112	$15,392,842	$-	$-	$(22,497,195)	$(239,110)	$(7,343,351)

See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(1,517,906)	$(833,103)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7,145	-
Stock compensation expense to consultants and employees	189,234	14,897
Amortization of deferred finance fees	4,699	-
Depreciation of equipment	4,894	10,541
Amortization of software development costs, patents and
trademarks	8,123	14,178
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	8,668	6,414
Inventory	3,692	668
Other current assets	(54,025)	(7,080)
Accounts payable, accrued liabilities, deferred revenue
and all other current liabilities	8,748	(1,274)
Accrued interest	255,026	138,867
NET CASH USED IN OPERATING ACTIVITIES	(1,081,702)	(655,892)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,132)	(2,862)
NET CASH USED IN INVESTING ACTIVITIES	(1,132)	(2,862)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	300,000
Proceeds from convertible notes payable, related party	100,000	-
Advances from related party	853,721	466,873
Proceeds from issuance of convertible note – bridge loans	60,000	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,013,721	766,873

NET INCREASE (DECREASE) IN CASH	(69,113)	108,119
CASH:
Beginning of period	125,141	115,800
End of period	$56,028	$223,919

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable, related party	$353,476	$-
Issuance of convertible notes payable, related party in exchange for share purchase and shareholder advances	$450,000	$-

See Notes to Condensed Consolidated Financial Statements

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

1.   Nature of Business and Recapitalization Transaction

Ceelox (the “Company”, “Ceelox”, or “Ceelox Inc.”) was incorporated in the State of Florida and commenced operations on September 17, 2003.  The Company offers software solutions and devices that deliver biometric identity-based user access authentication, verification, and data and email encryption.  We believe applications, systems or data that would benefit from strong access control is improved by the Company’s products.  The Company’s biometric authentication provides strong protection against identity theft, and our solutions also meet regulatory requirements for two-factor authentication.

On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox, certain shareholders of Ceelox, Nicaragua Rising Inc. (“Nicaragua Rising”) and Nicaragua Rising's majority shareholder, Nicaragua Rising exchanged 1 share of Nicaragua Rising common stock for every 9 shares of Ceelox common stock (the “Merger”).  As a result of the Merger, Ceelox became a majority-owned subsidiary of Nicaragua Rising.  See Note 8 for a more detailed discussion of the Nicaragua-Ceelox Share Exchange.

Prior to the above transaction, on November 5, 2009, the majority beneficial owner of Ceelox acquired 11,091,000 shares of Nicaragua Rising common stock, representing 98.5% of the issued and outstanding common stock of Nicaragua Rising for aggregate consideration of $335,000. The net assets of Ceelox and Nicaragua Rising were combined at their respective net asset value on February 12, 2010 and no goodwill will be recorded as a result of the Merger. As Nicaragua became under common ownership on November 5, 2009, the activity of Nicaragua was included with the activity of Ceelox from the date common control was established.

2.   Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the financial statements and related notes of Ceelox included on Form 8-K/A of Nicaragua Rising, Inc. for the year ended December 31, 2009.  The results of operations for an interim period may not give a true indication of results for the entire year.

The accompanying condensed consolidated financial statements include the accounts of Ceelox, Inc. and its parent Company, Nicaragua Rising, Inc. from January 1, 2010 through June 30, 2010.  Nicaragua had nominal activity from November 5, 2009 (date common control was established) to December 31, 2009. All significant intercompany transactions and balances have been eliminated in consolidation.

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

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

2.   Basis of Presentation and Significant Accounting Policies (continued)

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-use companies.

Computation of (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.   Accordingly, we did not include 21,121,357 and 17,428,326 of potentially dilutive options, warrants and convertible debt instruments at June 30, 2010 and 2009 respectively.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board issued an update to existing guidance on accounting for arrangement with multiple deliverables.  This update will allow companies to allocate consideration received for qualified separate deliverables using estimated selling price for both delivered and undelivered items when vendor-specific objective evidence or third-party evidence is unavailable.  Additional disclosures discussing the nature of multiple element arrangements, the types of deliverables under the arrangements, the general timing of their delivery, and significant factors and estimates used to determine the estimated selling prices will be required.  This guidance is effective prospectively for interim and annual periods after June 15, 2010.  The implementation of the Codification did not impact our financial statements or disclosures other than references to authoritative accounting literature are now made in accordance with the Codification.

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

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

3.   Going Concern and Management’s Plans

During the six and three months ended June 30, 2010 and 2009, the Company was engaged in advertising and marketing activities directed at generating interest in its fully developed products.  As indicated in the accompanying consolidated financial statements, at June 30, 2010 and December 31, 2009, the Company had $56,000 and $125,000 in cash, respectively, and $7,467,143 and $6,134,103 in negative working capital, respectively.  For the six months ended June 30, 2010 and 2009, the Company had a net loss of $(1,517,907) and $(833,103), respectively, and utilized  $1,081,702 and $655,892, respectively, in cash from operations.  For the three months ended June 30, 2010 and 2009, the Company had a net loss of $(770,329) and $(292,021), respectively.  Further, losses are continuing subsequent to June 30, 2010.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2010.  Management is planning to raise capital.  No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

As more fully discussed in Note 4, the Company granted CIP, LLC, a related party, an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all of Ceelox's intellectual property. Additionally and in connection with the License Agreement, the Company entered into a Software Services Agreement with CIP, LLC, whereby CIP, LLC agreed to pay Ceelox's costs associated with marketing its products and maintaining and developing Ceelox's products based on its biweekly cash burn rate, net of sales collections. Any amount of revenues in excess of expenses generated by Ceelox would be for the benefit of CIP, LLC. Either party could terminate the agreement whereby the intellectual property assigned to CIP, LLC would revert back to the Company in consideration of all previous monies advanced to Ceelox plus reassignment consideration, (approximately $6.3 million at June 30, 2010). Pursuant to a License Reacquisition Letter Agreement entered into on February 12, 2010, CIP agreed to assign its rights in the License Agreement and Software Services Agreement to Nicaragua Rising, Inc., Ceelox’s parent company pursuant to the merger, in exchange for the issuance of 12,383,910 shares of common stock to CIP, LLC at such time as CIP, LLC determines in its sole discretion that adequate financing to support the Company's business will be obtained from an unrelated third party.  The contractual terms of the agreement between Nicaragua and Ceelox remain unchanged.

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

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

During the six and twelve months ended June 30, 2010 and December 31, 2009, the Company received advances under this agreement of $853,721 and $466,873, respectively. Interest accrued for the six months ended June 30, 2010 and the twelve months ended December 31, 2009 amounted to $215,838 and $116,718, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $6,269,355 and $5,199,796 as of June 30, 2010 and December 31, 2009, respectively.

5.   Convertible Notes Payable Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. As of June 30, 2010, the debt was convertible into approximately 274,893 shares of common stock. Interest expense for the six and twelve months ended June 30, 2010 and December 31, 2009 amounted to $17,882 and $28,818, respectively. The Company is in default of this agreement.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 443,389 shares of common stock at June 30, 2010 and had a carrying value of $358,765. During the six month period ended June 30, 2010 interest expense amounted to $8,765.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 126,343 shares of common stock at June 30, 2010 and had a carrying value of $102,504. During the six month period ended June 30, 2010 interest expense amounted to $2,504.

At June 30, 2010 and December 31, 2009, the carrying value of convertible notes payable due to related parties consisted of the following:

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

	Principal	Accrued Interest	Balance
Balance December 31, 2009	300,705	70,400	371,105
Note issued February 10, 2010 in share exchange	350,000		350,000
Note issued February 10, 2010 in loan exchange	100,000		100,000
Interest accrued June 30, 2010	-	29,151	29,151
Balance June 30, 2010	$ 750,705	$ 99,551	$ 850,256

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
a.	$0.81 per share of the Company’s Common Stock, or
b.	At a price equal to any other securities sold by the Company prior to the conversion of the notes.

As annotated in Note 8, “Recapitalization and Equity Activity”, the Company completed a reverse merger transaction on February 12, 2010. This transaction established a conversion price and warrant strike price of $0.81 per share consistent with term 2 above.

Purchasers in this offering are granted warrants to purchase that number of shares of Common Stock equal to the principal amount of their note divided by the applicable conversion price of the notes as described above and the exercise price per share shall be equal to the conversion price of the notes.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

6.           Convertible Notes Payable – Bridge Loans (continued)

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

Based upon the reverse merger transaction on February 12, 2010 noted above and the established conversion warrant strike price of $0.81 per share the actual maximum number of warrants to be issued, in aggregate, would be 777,450.

During the six months ended June 30, 2010 holders of notes with a face value totaling $350,000 converted the face value plus accrued interest of $3,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the six months and twelve months ended June 30, 2010 and December 31, 2009, the Company recorded amortization of discounts in the amount of $13,806 and $6,568 related to unconverted instruments, respectively.

At June 30, 2010, the carrying amounts of convertible bridge notes were $282,236, net of $17,433 in un-amortized discount.

7.   Shareholder Advances

The Company received an advance of $134,735 from a related party shareholder in October of 2009. In February 2010 the advance was converted to a Bridge Loan as described in Note 6.

8.   Recapitalization and Equity Activity

The Company had outstanding warrants at June 30, 2010 totaling 6,304,783, retroactively restated to reflect the effects of the Company’s recapitalization and reverse merger.  The warrants expire at various dates ranging from September 30, 2010 through February 3, 2015 and have an average exercise price of $3.23.

On February 10, 2010, as an inducement to extend additional funding under existing financing facilities, the Company extended the term of all warrants issued in connection with existing agreements to February 3, 2015. This modification to the contractual terms of the warrant agreements generated incremental financing fees of $4,699 and was charged to interest expense.

Nicaragua-Ceelox Share Exchange

On February 12, 2010 (the “Merger Date”), pursuant to the share exchange agreement between Ceelox and Nicaragua Rising, certain shareholders of Ceelox participated in the share exchange agreement whereby 1 share of Nicaragua Rising common stock was exchanged for every 9 shares of Ceelox common stock (the “Merger”).  As a result of the Merger, Ceelox became a majority-owned subsidiary of Nicaragua Rising.  The historical financial statements of Ceelox for periods prior to this transaction are considered to be the historical financial statements of the combined entities as the substance of the transaction is a reverse merger or recapitalization of Ceelox with and into Nicaragua Rising, which was deemed to be a shell company.  Ceelox is the accounting acquirer as its shareholders obtained control of the combined entities as a result of the Merger.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.   Recapitalization and Equity Activity (continued)

Prior to the above transaction, on November 5, 2009, the majority beneficial shareholder of Ceelox acquired 98.5% of the issued and outstanding common stock of Nicaragua Rising for aggregate consideration of $335,000.  In accordance with US GAAP this transaction would be accounted for at the date common control was established (November 5, 2009).  As Nicaragua had nominal activity from November 5, 2009 through the Merger Date the transaction is being accounted for as if it happened on February 12, 2010 since there were no material transactions by Nicaragua between these two dates.  The net assets of Ceelox and Nicaragua Rising were combined at their respective net asset value at the Merger Date, and no goodwill was recorded as a result of the Merger.

In connection with the recapitalization transaction, Ceelox retired 121,111 shares of its Treasury Stock.  In addition, the Company recorded noncontrolling interest in the initial amount of $192,243 related to 385,635 shares of Ceelox common stock not participating in the Nicaragua-Ceelox Share Exchange.

Simultaneously with the Share Exchange, the Company and its majority beneficial shareholder agreed to the purchase by the Company of 11,091,101 shares of Nicaragua common stock for consideration of a $350,000 convertible note (see Note 5).  The shares purchased by the Company were reissued with the recapitalization transaction.

Consulting Agreement

On February 1, 2010, the Company entered into an agreement with a consultant to perform such investor relations, public relations and other similar services as may be reasonably requested by Ceelox.  Such services may include, but shall not be limited to: (i) the introduction and implementation of marketing programs and other resources to Ceelox, (ii) the identification of capable individuals who may be considered as potential board members and/or officers of Ceelox and (iii) the identification and pursuit of strategic alliances for Ceelox.  In consideration of services performed and to be performed by Consultant, Ceelox shall deliver the following to Consultant: (i) 55,556 shares of Ceelox common stock and (ii) an option to purchase 138,889 shares of Ceelox common stock with an exercise price of $.99 per share and a five (5) year term.  Such option shall be in such form and subject to such terms and conditions as are typical in stock options of similar nature and size. During the six months ended June 30, 2010, the Company recorded stock based compensation of $24,685 related to this agreement.

Retained Search Agreement

On February 1, 2010, the Company engaged a retained executive search firm.  The Company agreed to a fee for service that is a cash and stock amount equal to a percentage of the hired executive’s first year on target earnings with a minimum total fee of $100,000.  Half of the fee will be paid in cash and half will be paid in the form of an immediate stock grant of 69,444 shares of the Company’s Common stock which was due on signing.  The Company does not expect the fee to exceed $100,000. During the six months ended June 30, 2010 the Company recorded stock based compensation of $28,125 related to this agreement.

Business Development Services

During 2009, the Company entered into an agreement for business development services.  As compensation for these services, the Company issued 111,111 shares of common stock to this entity and issued 11,111 shares to an affiliate of this entity.  The value of the shares issued under this agreement aggregated $49,500.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.   Recapitalization and Equity Activity (continued)

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

Marketing Agreement

On January 12, 2010, Nicaragua entered into a corporate advisory services agreement (the "Agreement") with Core Consulting Group ("Core"). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director and was subsequently exchanged for a convertible note as discussed in Note 5. The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months and has recorded $50,000 in consulting expense through June 30, 2010.

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

As of June 30, 2010 and December 31, 2009, 1,161,832 and 1,300,721 shares of the 3,439,851 shares approved under the Plan remain available for grant.  The Plan, which was adopted at the time of the reverse merger by the NRI Board on February 12, 2010, is Ceelox Inc.’s only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

NICARAGUA RISING, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

9.           Equity Incentive and Stock Based Compensation Plan (continued)

General Stock Option Information

As of June 30, 2010 and December 31, 2009, there was $7,689 and $119,772 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2.5 years and 4 years.

Stock-Based Compensation

Stock Options

During the six months ended June 30, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $121,424 and $14,897, respectively.  During the three months ended June 30, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $103,041 and $14,897, respectively.

10.    Concentrations

For the six and three months period ended June 30, 2010 and 2009, the Company had two and two major customers, which represented approximately 99% and 82% of the respective years’ revenue.  Accounts receivable from these customers at June 30, 2010 and December 31, 2009 were $0 and $13,441 respectively.

11.    Merger & Acquisition Agreement

On June 8, 2010 the Company entered into an exclusive merger and acquisition engagement with an investment banking firm.  Per terms of the engagement the investment banking firm will identify target transaction companies and assist the Company in concluding an M&A transaction or transactions.  The Company paid an initial activation fee of $10,000 and thereafter, a monthly retainer of $7,500 for three months commencing July 1, 2010 and $5,000 for the following three months.  In addition the Company will issue 250,000 advisory warrants of which 125,000 will be issued on the date the Company enters into a letter of intent with a target transaction partner and 125,000 on the date the Company enters into a definitive agreement with a target transaction partner.  The warrants have a five year term and a strike price of $0.85.  The Company will also pay a success fee on the closing of a transaction equal to the greater of $250,000 or 3% of the aggregate value paid or received by the Company.

12.    Subsequent Events

Advances from Related Party

The Company received $184,299 in additional advances under this agreement between July 1, 2010 and August 12, 2010. See Note 7 for discussion on the terms related to this financing arrangement.

In addition the Company engaged an investor relations firm for a four month limited engagement beginning July 16, 2010. As consideration for the investor relations consultant’s services the Company agreed to pay a monthly retainer of $7,500 and 34,483 shares of the Company’s common stock.

On July 9, 2010, the Board of Directors approved by unanimous written consent the satisfaction of $30,000 owed to The Ashcroft Group by the issuance of 30,000 shares of the Company’s common stock.  The agreement with The Ashcroft Group dated October 1, 2009 called for quarterly payments of $20,000 for advisory services.   The remaining $10,000 owed was paid in cash.

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

Results of Operations

Six Months Ended June 30, 2010 Compared with Six Months Ended June 30, 2009

Net Revenue

For the six months ended June 30, 2010 and 2009 the Company had revenues of $16,947 and $39,133, respectively.   This results from the fact that the Company was focused on affecting a reverse merger with a public company. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses increased by $488,958 or 66% for the six months ended June 30, 2010 from the six months ended June 30, 2009.  Most of the Operating Costs and Expenses increase was due to an increase of $503,357 or 71% in marketing, general and administrative costs.  This increase was driven primarily by expenses related to the reverse merger transaction including accounting fees, legal fees and merger fees which totaled $112,237. Also contributing to the increase in Operating costs and Expenses was an increase of $82,147 in consulting expenses also related to the merger.

Loss from Operations

Our operating loss for the six months ended June 30, 2010 was $1,216,014 compared to a loss of $704,870 for the six months ended June 30, 2009.  The increased loss from operations of $511,144 or 73% was due largely to the merger related expenses stated above.

Interest Expense

Interest expense for the six months ended June 30, 2010 was $301,892 compared to $128,776 for the six months ended June 30, 2009, an increase of $173,117 or 113%.  In August 2005 the Company entered into a convertible note from a related party (see footnote 5 of the Company’s financial statements).  Interest on that note was $17,882 for the six months ended June 30, 2010 compared to $14,000 for the same period in 2009.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”). Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the six months ended June 30, 2010 the Company received additional advances under this agreement of $853,721 which resulted in additional interest expense of $215,838. See Footnote 4 of the Company’s financial statements for additional detail.  In addition during the quarter the Company issued convertible notes, discussed in Footnote 5, to a related party totaling $450,000 which contributed $11,269 additional interest expense.

Net Loss

During the six months ended June 30, 2010 and 2009 the Company incurred net losses of $1,517,907 and $833,103, respectively.  The increased losses of $684,804 were primarily due to merger related expenses and increased interest expenses from additional advances.

Liquidity and Capital Resources

As of June 30, 2010, we had a working capital deficit of $7,467,143, as compared to a working capital deficit of $6,134,103 as of December 31, 2009.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $1,081,702 during the six months ended June 30, 2010 was primarily a result of our $1,517,907 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $655,892 during the six months ended June 30, 2009 was primarily a result of our $833,105 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the six months ended June 30, 2010 and June 30, 2009 we expended $1,132 and $2,862, respectively.  The amounts we expended for the six months ended June 30, 2010 were for the purchase of property and equipment and for the six months ended June 30, 2009 were for costs incurred for patent and software development.

Financing Activities

During the six months ended June 30, 2010, we generated proceeds of $1,013,721 from our financing activities which consisted of: (i) advances from related parties of $853,721, (ii) proceeds from the sale convertible bridge loans of $60,000 and (iii) the sale of convertible notes to related parties in the amount of $100,000.

Seasonality and Quarterly Results

We do not expect to experience any seasonality in our operating results.

Results of Operations

Three Months Ended June 30, 2010 Compared with Three Months Ended June 30, 2009

Net Revenue

For the three months ended June 30, 2010 and 2009 the Company had revenues of $3,581 and $9,221, respectively.  The decrease in revenue in the second quarter of 2010 from the same quarter in 2009 was negligible. This results from the fact that the Company was focused on affecting a reverse merger with a public company. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses increased by $358,713 or 129% for the three months ended June 30, 2010 from the three months ended June 30, 2009.  Most of the Operating Costs and Expenses increase was due to an increase of $368,406 or 141% in marketing, general and administrative costs.

Loss from Operations

Our operating loss for the three months ended June 30, 2010 was $632,448 compared to a loss of $268,095 for the three months ended June 30, 2009.

Interest Expense

Interest expense for the three months ended June 30, 2010 was $137,880 compared to $11,519 for the three months ended June 30, 2009, an increase of $126,361 or 1097%.  In August 2005 the Company entered into a convertible note from a related party (see footnote 5 of the Company’s financial statements).  Interest on that note was $10,406 for the three months ended June 30, 2010 compared to $2,481 for the same period in 2009.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”). Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the three months ended June 30, 2010 the Company received additional advances under this agreement of $422,044 which resulted in additional interest expense of $107,919. See Footnote 4 of the Company’s financial statements for additional detail.

Net Loss

During the three months ended June 30, 2010 and 2009 the Company incurred net losses of $770,329 and $292,021, respectively.  The increased losses of $478,308 were primarily due to merger related expenses and increased interest expenses from additional advances.

Seasonality and Quarterly Results

We do not expect to experience any seasonality in our operating results.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                      CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Euston, our Chief Executive Officer and Acting Chief Financial Officer, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. At the time of our evaluation we only had one officer handling the CEO and CFO functions. Inasmuch as there is no segregation of duties within the Company as of June 30, 2010, there was no segregation of duties between the CEO and CFO. As of June 30, 2010 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of August, 2010.

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