Form 10-Q
period 2010-09-30
Nicaragua Rising Inc.
filed 2010-11-15
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

CEELOX INC.
Formerly, Nicaragua Rising, Inc.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

13976 Lynmar Blvd., Tampa, FL   33626
(Address of principal executive offices, including zip code.)

(813) 769-0918
(telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒     NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES ☒     NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐     NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  11,408,673 as of November 11, 2010.

TABLE OF CONTENTS

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements.
	Condensed Consolidated Balance Sheets	F-1
	Condensed Consolidated Statements of Operations	F-2
	Condensed Consolidated Statements of Stockholders' Deficit	F-4
	Condensed Consolidated Statements of Cash Flows	F-5
	Notes to Condensed Consolidated Financial Statements	F-6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	18

Item 4.	Controls and Procedures.	19

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.
		19
Item 6.	Exhibits.
		19

Signatures		20

Exhibit Index		21

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
	September 30,	December 31,
	2010	2009
	Unaudited	Audited

ASSETS
Current assets:
Cash	$37,937	$125,141
Accounts receivable	-	15,813
Inventory	36,480	40,172
Prepaids and other current assets	51,854	7,200
Total current assets	126,271	188,326

Property and equipment, net	13,284	18,617
Software development costs, net	7,997	7,997
Patents and trademarks, net	96,878	109,063
Total assets	$244,430	$324,003

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$275,839	$210,281
Advances, related party	6,747,080	5,199,796
Shareholder advances	-	134,735
Convertible notes payable, related party	867,758	371,105
Convertible note – bridge loans	287,324	406,512
Total current liabilities	8,178,001	6,322,429

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares,
authorized; none issued and outstanding	-	-

Common stock, $0.00001 par value: Authorized 100,000,000 shares;
Issued: 11,408,673 shares as of September 30, 2010 and 10,695,646 shares as of December 31, 2009; Outstanding: 11,408,673 at
September 30, 2010 and 10,574,535 at December 31, 2009	114	107
Additional paid-in capital	15,620,388	15,841,880
Accumulated deficit	(23,280,945)	(21,780,413)
Non-controlling interests	(273,128)	-
Treasury stock, 121,111 shares at cost, at December 31, 2009	-	(60,000)
Total stockholders’ deficit	(7,933,571)	(5,998,426)
Total liabilities and stockholders’ deficit	$244,430	$324,003

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended
	September 30,	September 30,
	2010	2009

Revenue:
Hardware and software	$9,337	$2,690
Licensing	14,605	49,968
Contract revenue	-	24,179
Total revenue	23,942	76,837

Operating costs and expenses:
Costs of hardware sales	13,750	19,274
Marketing, general and administrative	1,909,065	1,167,918
Depreciation and amortization	18,650	37,075
Total operating costs and expenses	1,941,465	1,224,267

Operating loss	(1,917,523)	(1,147,430)

Other income (expenses):
Interest and amortization of financing fees	(418,151)	(140,626)
Other income	-	543
Total other income (expenses)	(481,151)	(140,083)

Net loss	$(2,335,674)	$(1,287,513)

Less: Net loss attributable to non-controlling interest	80,884	-

Net loss attributable to common stockholders	$(2,254,790)	$(1,287,513)

Basic and diluted loss per share	$(0.20)	$(0.15)

Weighted average shares basic and diluted	11,168,224	8,707,989

Stock-based compensation:
Payroll and related benefits	$122,269	$63,197
Consulting	$279,513	$49,500

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended
	September 30,	September 30,
	2010	2009

Revenue:
Hardware and software	$-	$33
Licensing	7,573	13,493
Contract revenue	-	24,179
Total revenue	7,573	37,705

Operating costs and expenses:
Costs of hardware sales	2,010	4,324
Marketing, general and administrative	701,440	463,650
Depreciation and amortization	5,632	12,358
Total operating costs and expenses	709,082	480,332

Operating loss	(701,509)	(442,627)

Other income (expenses):
Interest and amortization of financing fees	(116,261)	(11,850)
Other income	-	-
Total other income (expenses)	(116,261)	(11,850)

Net loss	$(817,770)	$(454,477)

Less: Net loss attributable to non-controlling interest	34,018	-

Net loss attributable to common stockholders	$(783,752)	$(454,477)

Basic and diluted loss per share	$(0.07)	$(0.05)

Weighted average shares basic and diluted	11,381,515	8,369,757

Stock-based compensation:
Payroll and related benefits	$845	$14,897
Consulting	$226,703	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(UNAUDITED)

	Number of Shares	Amount	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total

Balance at January 1, 2010 (restated to reflect the effect of the recapitalization transaction on February 12, 2010)	10,695,646	$107	$15,841,880	121,111	$(60,000)	$(21,780,413)	$-	$(5,998,426)

Discount on issuance of convertible bridge note			17,739					17,739

Issuance of common stock and 138,889 options for services	125,000	1	52,809					52,810

Finance fees arising from extension of warrant terms			4,699					4,699

Conversion of bridge loans into common stock	436,391	4	353,472					353,476

Stock based compensation			122,269					122,269

Retirement of shares held in Treasury	(121,111)	(1)	(59,999)	(121,111)	60,000			-

Noncontrolling interest recorded in connection with shares not exchanged in the recapitalization transaction	(385,635)	(4)	(562,010)			754,258	(192,244)	-

Simultaneously with the recapitalization transaction, purchase of 11,091,101 shares in consideration of a convertible promissory note with the principal shareholder			(350,000)	(11,091,101)				(350,000)

Shares issued in connection with the recapitalization transaction	168,899	2	(42,169)	11,091,101				(42,167)

Issuance of common stock for services	489,483	5	241,698					241,703

Net loss for the nine months ended September 30, 2010						(2,254,790)	(80,884)	(2,335,674)
								-
BALANCE at September 30, 2010	11,408,673	$114	$15,620,388	-	$-	$(23,280,945)	$(273,128)	$(7,933,571)

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(2,335,674)	$(1,287,513)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7,145	-
Stock compensation expense to consultants and employees	348,972	112,698
Amortization of deferred finance fees	4,729	-
Depreciation of equipment	6,465	15,811
Amortization of software development costs, patents and
trademarks	12,185	21,264
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	8,668	6,153
Inventory	3,692	759
Other current assets	(44,652)	(7,580)
Accounts payable, accrued liabilities, deferred revenue and all other current liabilities	88,410	13,410
Accrued interest	416,164	140,620
NET CASH USED IN OPERATING ACTIVITIES	(1,483,896)	(984,378)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,132)	(3,638)
NET CASH USED IN INVESTING ACTIVITIES	(1,132)	(3,638)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock		350,000
Proceeds from convertible notes payable, related party	100,000	-
Advances from related party	1,237,824	466,873
Proceeds from issuance of convertible note – bridge loans	60,000	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,397,824	916,873

NET DECREASE IN CASH	(87,204)	(71,143)
CASH:
Beginning of period	125,141	115,800
End of period	$37,937	$44,657

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable, related party, and bridge loans	353,476	-
Issuance of convertible notes payable, related party in exchange for share purchase and shareholder advances	450,000	-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
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

Nicaragua Rising, Inc. (“Nicaragua Rising”) was incorporated on October 24, 2007 in Nevada; Nicaragua Rising was a Development Stage Company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox, certain shareholders of Ceelox, Nicaragua Rising and Nicaragua Rising's majority shareholder, Nicaragua Rising exchanged 1 share of Nicaragua Rising common stock for every 9 shares of Ceelox common stock (the “Merger”).  As a result of the Merger, Ceelox became a majority-owned subsidiary of Nicaragua Rising.  See Note 8 for a more detailed discussion of the Nicaragua-Ceelox Share Exchange.

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

Nicaragua Rising (parent company of Ceelox, Inc., a Florida Corporation) formally changed their name to Ceelox Inc., a Nevada Corporation, on September 30, 2010. In addition, parent company Ceelox has also changed its ticker symbol from NCRG to CELO. The name and ticker change better reflects the Company's business of providing biometric security and encryption software solutions.

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

The accompanying condensed consolidated financial statements include the accounts of Ceelox, Inc. and its parent company, Ceelox, Inc. (formerly Nicaragua Rising, Inc.) from January 1, 2010 through September 30, 2010.  Parent company Ceelox had nominal activity from November 5, 2009 (date common control was established) to December 31, 2009. All significant intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the 2009 condensed consolidated interim financial statements and disclosures have been reclassified to conform to the current year presentation.

Use of Estimates

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

2.   Basis of Presentation and Selected Significant Accounting Policies (continued)

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-use companies.

Computation of (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.   Accordingly, we did not include 22,932,707 and 17,482,536 of potentially dilutive options, warrants and convertible debt instruments at September 30, 2010 and 2009 respectively.

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

3.   Going Concern and Management’s Plans

During the nine and three months ended September 30, 2010 and 2009, the Company was engaged in advertising and marketing activities directed at generating interest in its fully developed products.  As indicated in the accompanying consolidated financial statements, at September 30, 2010 and December 31, 2009, the Company had $37,937 and $125,141 in cash, respectively, and $8,051,732 and $6,134,103 in negative working capital, respectively.  For the nine months ended September 30, 2010 and 2009, the Company had a net loss of $(2,335,674) and $(1,287,513), respectively, and utilized $1,483,896 and $984,378, respectively, in cash from operations.  For the three months ended September 30, 2010 and 2009, the Company had a net loss of $(817,770) and $(454,477), respectively.  Further, losses are continuing subsequent to September 30, 2010.

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

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

3.   Going Concern and Management’s Plans (continued)

The Company continues to be dependent upon cash receipts from the sale of common stock to third parties and the funding from a related party (“Related Party”).  However, remaining cash reserves from these activities are insufficient to sustain the Company’s operations until substantial revenue production can be achieved, which is not currently projected for the near term.  As a result, management continues to curtail operating activities, and minimized cash outflows.  Management’s plans to sustain its operations rely on the continuing financial support from the Related Party and the sale of common stock in private placement or public transactions.  There can be no assurances that the Related Party will continue to fund the working capital requirements of the Company or that the sale of common stock in private or public placement transactions will result in sufficient cash to fund operations at current levels, if any.

As more fully discussed in Note 4, the Company granted CIP, LLC, a related party, an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all of Ceelox's intellectual property. Additionally and in connection with the License Agreement, the Company entered into a Software Services Agreement with CIP, LLC, whereby CIP, LLC agreed to pay Ceelox's costs associated with marketing its products and maintaining and developing Ceelox's products based on its biweekly cash burn rate, net of sales collections. Any amount of revenues in excess of expenses generated by Ceelox would be for the benefit of CIP, LLC. Either party could terminate the agreement whereby the intellectual property assigned to CIP, LLC would revert back to the Company in consideration of all previous monies advanced to Ceelox plus reassignment consideration, (approximately $6.7 million at September 30, 2010). Pursuant to a License Reacquisition Letter Agreement entered into on February 12, 2010, CIP agreed to assign its rights in the License Agreement and Software Services Agreement to Nicaragua Rising, Inc., Ceelox’s parent company pursuant to the merger, in exchange for the issuance of 12,383,910 shares of common stock to CIP, LLC at such time as CIP, LLC determines in its sole discretion that adequate financing to support the Company's business will be obtained from an unrelated third party.  The contractual terms of the agreement between Nicaragua and Ceelox remain unchanged.

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

During the nine months ended September 30, 2010 and 2009, the Company received advances under this agreement of $1,237,824 and $466,873, respectively. Interest accrued for the nine months ended September 30, 2010 and 2009 amounted to $309,457 and $116,718, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $6,747,080 and $5,199,796 as of September 30, 2010 and December 31, 2009, respectively.

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.   Convertible Notes Payable Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. As of September 30, 2010, the debt was convertible into approximately 265,290 shares of common stock. Interest expense for the nine and twelve months ended September 30, 2010 and December 31, 2009 amounted to $28,618 and $28,818, respectively. The Company is in default of this agreement.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 449,416  shares of common stock at September 30, 2010 and had a carrying value of $364,027. During the nine month period ended September 30, 2010, interest expense amounted to $14,027.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 128,405 shares of common stock at September 30, 2010 and had a carrying value of $104,008. During the nine month period ended September 30, 2010 interest expense amounted to $4,008.

At September 30, 2010 and December 31, 2009, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance December 31, 2009	$300,705	$70,400	$371,105
Note issued February 10, 2010 in share exchange	350,000	-	350,000
Note issued February 10, 2010 in loan exchange	100,000	-	100,000
Interest accrued September 30, 2010	-	46,653	46,653
Balance September 30, 2010	$750,705	$117,053	$867,758

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

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

3.	If, after twelve months from the date of issuance, the Company does not complete a transaction described in 1 or 2 above, the conversion price shall be at the option of the holder, either:
a $0.81 per share of the Company’s Common Stock, or
b. At a price equal to any other securities sold by the Company prior to the conversion of the notes.

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

Based upon the reverse merger transaction on February 12, 2010, noted above and the established conversion warrant strike price of $0.81 per share the actual maximum number of warrants to be issued, in aggregate, would be 777,450.

During the nine months ended September 30, 2010 holders of notes with a face value totaling $350,000 converted the face value plus accrued interest of $3,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the nine months and twelve months ended September 30, 2010 and December 31, 2009, the Company recorded amortization of discounts in the amount of $13,073 and $6,568 related to unconverted instruments, respectively.

At September 30, 2010, the carrying amounts of convertible bridge notes were $287,324, net of $15,683 in un-amortized discount.

7.   Shareholder Advances

The Company received an advance of $134,735 from a related party shareholder in October of 2009. In February 2010 the advance was converted to a Bridge Loan as described in Note 6.

8.   Recapitalization and Equity Activity

The Company had outstanding warrants at September 30, 2010 totaling 6,304,783, retroactively restated to reflect the effects of the Company’s recapitalization and reverse merger.  The warrants expire at various dates ranging from October 1, 2012 through February 11, 2015 and have an average exercise price of $3.23.

On February 10, 2010, as an inducement to extend additional funding under existing financing facilities, the Company extended the term of all warrants issued in connection with existing agreements to February 3, 2015. This modification to the contractual terms of the warrant agreements generated incremental financing fees of $4,699 and was charged to interest expense.

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
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

In connection with the recapitalization transaction, Ceelox retired 121,111 shares of its Treasury Stock.  In addition, the Company recorded noncontrolling interest in the initial amount of $192,244 related to 385,635 shares of Ceelox common stock not participating in the Nicaragua-Ceelox Share Exchange.

Simultaneously with the Share Exchange, the Company and its majority beneficial shareholder agreed to the purchase by the Company of 11,091,101 shares of Nicaragua common stock for consideration of a $350,000 convertible note (see Note 5).  The shares purchased by the Company were reissued with the recapitalization transaction.

Consulting Agreement

On February 1, 2010, the Company entered into an agreement with a consultant to perform such investor relations, public relations and other similar services as may be reasonably requested by Ceelox.  Such services may include, but shall not be limited to: (i) the introduction and mplementation of marketing programs and other resources to Ceelox, (ii) the identification of capable individuals who may be considered as potential board members and/or officers of Ceelox and (iii) the identification and pursuit of strategic alliances for Ceelox.  In consideration of services performed and to be performed by Consultant, Ceelox shall deliver the following to Consultant: (i) 55,556 shares of Ceelox common stock and (ii) an option to purchase 138,889 shares of Ceelox common stock with an exercise price of $.99 per share and a five (5) year term.  Such option shall be in such form and subject to such terms and conditions as are typical in stock options of similar nature and size. During the nine months ended September 30, 2010, the Company recorded stock based compensation of $24,685 related to this agreement.

Retained Search Agreement

On February 1, 2010, the Company engaged a retained executive search firm.  The Company agreed to a fee for service that is a cash and stock amount equal to a percentage of the hired executive’s first year on target earnings with a minimum total fee of $100,000.  Half of the fee will be paid in cash and half will be paid in the form of an immediate stock grant of 69,444 shares of the Company’s Common stock which was due on signing.  The Company does not expect the fee to exceed $100,000. During the nine months ended September 30, 2010, the Company recorded stock based compensation of $28,125 related to this agreement.

Business Development Services

During 2009, the Company entered into an agreement for business development services.  As compensation for these services, the Company issued 111,111 shares of common stock to this entity and issued 11,111 shares to an affiliate of this entity.  The value of the shares issued under this agreement aggregated $49,500.

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)
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

On October 8, 2010, the Company entered into an additional agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 150,000 shares of common stock no later than March 1, 2011, (ii) nine (9) consecutive monthly payments of $15,000 commencing on November 1, 2010, and (iii) $45,000 upon execution of the agreement.  The agreement states that the common stock is earned over twelve (12) consecutive months at 12,500 shares per month.  The agreement is retroactive to August 1, 2010.  As of September 30, 2010, the Company recorded $26,875 in consulting expense related to the stock earned for August and September.

Marketing Agreement

On January 12, 2010, Ceelox entered into a corporate advisory services agreement (the "Agreement") with Core Consulting Group ("Core"). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director and was subsequently exchanged for a convertible note as discussed in Note 5. The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months and has recorded $97,500 in consulting expense through September 30, 2010.  On September 8, 2010, the Company extended its agreement with Core for a period of three months.  The Company has agreed to issue to Core an aggregate of 150,000 shares of common stock and to pay Core $30,000 in cash.  During the three months ended September 30, 2010, the Company recorded stock based compensation of $135,000 related to this agreement.

The Company engaged an investor relations firm, CEOcast, Inc., for a four month limited engagement beginning July 16, 2010. As consideration for the investor relations consultant’s services the Company agreed to pay a monthly retainer of $7,500 and 34,483 shares of the Company’s common stock.  During the three months ended September 30, 2010, the Company recorded stock based compensation of $34,828 related to this agreement.

On July 9, 2010, the Board of Directors approved by unanimous written consent the satisfaction of $30,000 owed to The Ashcroft Group by the issuance of 30,000 shares of the Company’s common stock.  The agreement with The Ashcroft Group dated October 1, 2009 called for quarterly payments of $20,000 for advisory services.   The remaining $10,000 owed was paid in cash.

CEELOX, INC.
(FORMERLY NICARAGUA RISING, INC.)
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

As of September 30, 2010 and December 31, 2009, 1,161,832 and 1,300,721 shares of the 3,439,851 shares approved under the Plan remain available for grant.  The Plan, which was adopted at the time of the reverse merger by the NRI Board on February 12, 2010, is Ceelox Inc.’s only plan for providing stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants.

Shares of Stock Subject to the Plan

The total number of shares of stock which may be issued under options granted pursuant to the Plan shall not exceed 6,000,000 shares of Common Stock, $.00001 par value per share. The 2010 Stock Option Plan was approved by majority written consent of the shareholders on July 7, 2010.

General Stock Option Information

As of September 30, 2010 and December 31, 2009, there was $6,834 and $119,772 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2 years and 4 years.

Stock-Based Compensation

Stock Options

During the nine months ended September 30, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $122,269 and $63,197, respectively.  During the three months ended September 30, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $845 and $14,897, respectively.

10.   Concentrations

For the nine and three months period ended September 30, 2010 and 2009, the Company had two and two major customers, which represented approximately 99% and 82% of the respective years’ revenue.  Accounts receivable from these customers at September 30, 2010 and December 31, 2009 were $0 and $13,441, respectively.

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

12.   Subsequent Events

Advances from Related Party

The Company received $139,555 in additional advances under this agreement between October 1, 2010 and November 11, 2010. See Note 7 for discussion on the terms related to this financing arrangement.

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

Results of Operations

Nine Months Ended September 30, 2010 Compared with Nine Months Ended September 30, 2009

Net Revenue

For the nine months ended September 30, 2010 and 2009 the Company had revenues of $23,942 and $76,837, respectively.   This results from the fact that the Company was focused on affecting a reverse merger with a public company. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses increased by $717,198 or 59% for the nine months ended September 30, 2010 from the nine months ended September 30, 2009.  The increase Operating Costs and Expenses was due to an increase of $741,147 or 63% in marketing, general and administrative expenses.  This increase was driven primarily by expenses related to the reverse merger transaction including accounting fees, legal fees and merger fees which totaled $112,237 and consulting expenses which totaled $82,147.

Loss from Operations

Our operating loss for the nine months ended September 30, 2010 was $1,917,523 compared to a loss of $1,147,430 for the nine months ended September 30, 2009.  The increased loss from operations of $770,093 or 67% was due largely to the merger related expenses and other marketing, general and administrative expenses stated above.

Interest Expense

Interest expense and related financing fees for the nine months ended September 30, 2010 was $418,151 compared to $140,626 for the nine months ended September 30, 2009, an increase of $277,525 or 197%.  In August 2005, the Company entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $28,618 for the nine months ended September 30, 2010 compared to $14,000 for the same period in 2009.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 5 of the Company’s financial statements) which contributed $18,035 additional interest expense.  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $57,291 for the nine months ended September 30, 2010.  Of the $57,292 in interest expense, $19,150 is related to accrued interest, $13,072 is related to debt discount and $25,069 is related to the February 2010 conversion.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the nine months ended September 30, 2010 the Company received additional advances under this agreement of $1,237,824 which resulted in additional interest expense of $309,457.  See Footnote 4 of the Company’s financial statements for additional detail.  The remaining interest expense of $4,750 is related to financing fees.

Net Loss

During the nine months ended September 30, 2010 and 2009 the Company incurred net losses of $2,335,674 and $1,287,513, respectively.  The increased losses of $1,048,161 were primarily due to merger related expenses and increased interest expenses from additional advances.

Liquidity and Capital Resources

As of September 30, 2010, we had a working capital deficit of $8,051,730, as compared to a working capital deficit of $6,134,103 as of December 31, 2009.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $1,483,896 during the nine months ended September 30, 2010 was primarily a result of our $2,335,674 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $984,378 during the nine months ended September 30, 2009 was primarily a result of our $1,287,513 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the nine months ended September 30, 2010 and June 30, 2009 we expended $1,132 and $3,638, respectively.  The amounts we expended for the nine months ended September 30, 2010 were for the purchase of property and equipment and for the nine months ended September 30, 2009 were for costs incurred for patent and software development.

Financing Activities

During the nine months ended September 30, 2010, we generated proceeds of $1,397,824 from our financing activities which consisted of: (i) advances from related parties of $1,237,824, (ii) proceeds from the sale convertible bridge loans of $60,000 and (iii) the sale of convertible notes to related parties in the amount of $100,000.

Seasonality and Quarterly Results

We do not expect to experience any seasonality in our operating results.

Results of Operations

Three Months Ended September 30, 2010 Compared with Three Months Ended September 30, 2009

Net Revenue

For the three months ended September 30, 2010 and 2009 the Company had revenues of $7,573 and $37,705, respectively.  The decrease in revenue in the third quarter of 2010 from the same quarter in 2009 was negligible. This results from the fact that the Company was focused on affecting a reverse merger with a public company. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses increased by $258,882 or 54% for the three months ended September 30, 2010 from the three months ended September 30, 2009.  The increase in Operating Costs and Expenses was due to an increase of $237,790 or 51% in marketing, general and administrative costs.

Loss from Operations

Our operating loss for the three months ended September 30, 2010 was $701,509 compared to a loss of $442,627 for the three months ended September 30, 2009.

Interest Expense

Interest expense and relating financing fees for the three months ended September 30, 2010 was $116,261 compared to $11,850 for the three months ended September 30, 2009, an increase of $104,411 or 881%.  In August 2005 the Company entered into a convertible note from a related party (see footnote 5 of the Company’s financial statements).  Interest on that note was $10,736 for the three months ended September 30, 2010 compared to $4,499 for the same period in 2009.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 5 of the Company’s financial statements) which contributed $6,766 additional interest expense for the three months ended September 30, 2010.  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $5,088 for the three months ended September 30, 2010.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”). Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the three months ended September 30, 2010 the Company received additional advances under this agreement of $384,106 which resulted in additional interest expense of $93,619. See Footnote 4 of the Company’s financial statements for additional detail.

Net Loss

During the three months ended September 30, 2010 and 2009 the Company incurred net losses of $817,770 and $454,477, respectively.  The increased loss of $363,293 was primarily due to increased marketing and general administrative expenses and increased interest expense for additional advances.

Seasonality and Quarterly Results

We do not expect to experience any seasonality in our operating results.

ITEM 3.                       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.                       CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Euston, our Chief Executive Officer and Acting Chief Financial Officer, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. At the time of our evaluation we only had one officer handling the CEO and CFO functions. Inasmuch as there is no segregation of duties within the Company as of September 30, 2010, there was no segregation of duties between the CEO and CFO. As of September 30, 2010 we do not believe that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our control over financial reporting that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 12th day of November, 2010.

CEELOX INC.
Formerly, Nicaragua Rising Inc.
(the “Registrant”)
[Missing Graphic Reference]
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