Form 10-K
period 2010-12-31
Ceelox Inc.
filed 2011-03-31
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
☒           ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 000-53597

CEELOX, INC.
(Name of small business issuer in its charter)

Nevada	26-1319217
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

13976 Lynmar Blvd.
Tampa, FL 33626
(Address of principal executive offices, Zip code)

(813) 769-0918
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☐       No   ☐    Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (4,100,142 shares) was approximately $5,535,192, based on the last sale price of the issuer’s common stock of $1.35 for such common equity on June 30, 2010. As of March 24, 2011, there were outstanding 11,383,673 shares of the issuer’s Common Stock, par value $0.00001.

DOCUMENTS INCORPORATED BY REFERENCE None

FORWARD LOOKING STATEMENTS

Some of the statements under “Management’s Discussion and Analysis of Financial Condition,” and “Description of Business” in this Annual Report on Form 10-K are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “proposed,” “intended,” or “continue” or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other “forward-looking” information.  There may be events in the future that we are not able to accurately predict or control.  Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

 CEELOX INC. and SUBSIDIARY

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

General

The Company was founded on September 17, 2003 and is headquartered in Tampa, Florida.  We were formed for the purpose of developing and marketing advanced fingerprint biometric technology and encryption software solutions.   Our biometric identification and encryption software solutions provide innovative and new ways for customers to securely access, store, send and receive confidential information.  Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population.  The use of biometrics enables enterprise and consumer users to login to different systems and applications using secure credentials based on their unique characteristics, while blocking unauthorized users.  We commenced marketing our products in the first half of 2007 following more than three years of technology and product development.  We believe that our products meet the needs of companies that require strong data, systems and applications security including financial institutions, healthcare providers, insurance companies, government agencies, utilities, eMerchants, social network providers, and any business where security and identification are key concerns.  To date we have invested over $12 million in the operations of the business including research and development, product development and marketing of our products.

The Market and Our Opportunity

The Biometric Security Market is a multi-billion dollar market that is experiencing explosive growth.  At the same time the security token authentication market is also experiencing significant growth.  Identity-based access control is a growing concern for IT and Information Security professionals driven by increasing regulation, cybercrime and identity theft, and the need to protect consumer personally identifiable information, personal electronic health information, and confidential business information from data breach.  Recent national security issues are also driving demand for more effective identity solutions.  We believe that Ceelox, with its superior product line and market strategies, is favorably positioned to exploit this growth and fulfill the need for stronger user access authentication tools.

Passwords, the most common form of user authentication in use, are the weakest form of authentication and are costly to administer and support.  The Company’s biometric logical access control products replace weak username and password authentication.  In the large and medium enterprise market, smart cards and tokens provide a more secure user authentication.  VASCO Data Security International has sized the 2013 security token authentication market at $4.5 billion.   Our products and solutions compete with token solutions.  Tokens are costly, inconvenient for users, can be lost, misplaced, stolen and compromised.  Ceelox believes it can penetrate and expand the security token authentication market.  The Company’s identity-based access authentication products provide stronger security, are easier to use, cannot be lost, forgotten or stolen, cannot be replayed, and are more cost effective.

We completed the baseline design of our three major products, Ceelox ID™, Ceelox Vault™, and Ceelox SecureMail™ in 2007 and have strived to gain market awareness and grow sales.  Thereafter we began aggressively pursuing product modifications to operate within the latest operating system release from Microsoft, Windows 7.  This latest version of Windows contains a biometric framework which should validate and accelerate industry adoption of biometrics.  This is the first recognition within a desktop operating system of any user authentication other than username and password.  The Company plans to exploit the recent Microsoft move to imbed the Windows Biometric Framework (WBF) within the Windows 7 operating system.

The Microsoft action is a significant event in the evolution of biometrics security.  The Windows® 7 WBF provides support for fingerprint biometric devices through a new set of components that should lead to a standardized approach to biometric integration and represent a significant leap in security creating a de facto industry standard.

The absence of a standard or common operating system interface led to incompatibility between application software and fingerprint biometric devices, as well as inconsistency in the quality and reliability of drivers and packages. In addition, the differing nature of application stacks and driver models for biometrics devices complicated servicing and maintaining these proprietary solutions resulting in increased cost for support and reduced user satisfaction.

In Windows 7, the operating system provides native support for fingerprint biometric devices through WBF.  Per Microsoft, this framework provides support for biometric technologies, including the following:

-	The WBF enables standardization of biometric hardware and software solutions, increasing interoperability;
-	An improvement in the quality and reliability of fingerprint biometric drivers and management applications;
-	A more consistent user experience;
-	A common platform and a set of interfaces for software developers; and
-	Improved scalability, manageability, and serviceability of fingerprint biometric devices in Windows.

Several of the major fingerprint device manufacturers have announced support for WBF.  We believe that the result will be a plug-and-play environment that does not exist today because of individual proprietary vendor solutions.

The impact of Microsoft’s initiative reaches beyond the creation of a standard. Over the past few years, one of the biggest challenges for biometrics has been the inability to deploy the technology on a mass scale.  This initiative ensures scalability and availability of this technology not just for network access control for enterprises and large deployments, i.e. the token market, but is expected to further motivate OEMs such as Dell, Hewlett-Packard, Lenovo, Sony, and others, to continue and expand the deployment of fingerprint readers in more PCs or notebooks, thereby reducing the cost and making this technology available for the mass market opportunity which Ceelox intends to exploit. Ceelox was the first security software company to be certified to operate within the new Windows Biometric Framework at the server level.

Products

Ceelox products utilize biometrics to provide identity-based access authentication, data encryption, and identity and email content security across the Internet.  Simply stated, Ceelox uses fingerprint biometrics to replace or augment user name and password or other weaker forms of user authentication and as a key to encrypt data. Ceelox believes that its biometric software enhances the security of data files, networks and websites while improving employee and asset productivity, reducing administrative costs and improving customer satisfaction – all with the swipe of a finger.   Ceelox also believes that it has unique and differentiated products that it is currently marketing to, or soon will be marketing to, the major hardware, software and internet-security companies; although we cannot assure you that our marketing efforts will result in sales to any of such companies. The general application categories Ceelox solutions support are: Identity-Based Access Authentication – to insure only authorized individuals gain access to hardware, networks, data and applications, websites, cloud computing applications; File and Folder Encryption – to protect sensitive data on computers or portable data devices; and Email Encryption – to protect sensitive information sent from desktop to desktop.

Anywhere passwords are used today for logical access Ceelox can replace weak password authentication with its products which:

•	Provide a simple, easy to use application with a swipe of the finger to gain access to applications, PCs, servers, and Internet websites.
•	Offer the strongest possible authentication security. The United States National Science and Technology Council says that biometrics is the most definitive real-time identity access tool available.
•	Replace ineffective, weak passwords that can be lost, forgotten, stolen, compromised and shared.
•	Eliminate millions of dollars spent annually on password management and related helpdesk support.
•	Yield stronger security than tokens and cards which are more expensive, subject to loss, and lack interoperability without substantial added cost.

Sensitive data can be protected through Ceelox products that:
•	Utilize the user’s fingerprint as a biometric key to uniquely encrypt data and files stored in a Ceelox Vault which is independently protected through separate biometric access.
•	Encrypt the content and files contained in sensitive emails without disruption to the users existing email system.
•	Create a secure ecosystem to transmit passwords, other personally identifiable information, or sensitive corporate information across the Internet.
•	Satisfy state regulatory requirements for email encryption such as exist in Nevada, Massachusetts and a growing number of other states.

We intend to leverage our existing unique and patent pending product capabilities through the development of our own WBF enabled products.  We have successfully demonstrated our Biometric Unit (BU) operating within the WBF to Microsoft and have commenced beta testing. According to Microsoft, we were the first company to demonstrate enhancement of the Microsoft WBF design to function across a network, i.e., LAN, VPN, or domain.  The Company believes this is a significant, unique value proposition as it will enable Microsoft servers use of biometrics and the WBF with Ceelox products.  Subsequently, we submitted our Biometric Unit software for Microsoft certification testing and successfully completed and passed the testing requirements which allows us to include the Windows 7 logo on our software packaging, website and advertising materials.  We have also received Windows logo certification on our Ceelox Vault™ product and plan to modify our other products before submitting them for Microsoft certification testing.  Upon successfully completing the testing requirements we intend to include the Windows 7 logo on each approved product.  We believe the Windows 7 logo will provide market validation and acceptance for our products.

As an Independent Software Vendor with a Microsoft validated product set and the Windows logo, we plan to leverage the Microsoft Partner distribution channel, the Microsoft enterprise sales force and the Microsoft consulting group for distribution of Ceelox products.

Ceelox believes the market will begin to accept and embrace the Software as a Service (SaaS) model for identity management, IDaaS.  It is our plan to exploit the IDaaS opportunity as the market moves in that direction.  Ceelox SecureMail already follows this model and in 2011 we expect to begin to offer Ceelox ID Online as a service and also offer a managed security service with our Ceelox ID Server Edition.

The Company also believes that its biometric identity-based access authentication will benefit from the growing cloud computing movement.  As critical business applications move to the cloud the need for strong identity-based access control becomes even more acute.  Ceelox ID Online offers strong, affordable, easy to use biometric identity-based access authentication for individual cloud computing applications and Federated ID (cloud computing single sign-on) for access to multiple enterprise cloud computing and software as a service applications.

The following are Ceelox Identity-Based User Access Control Products:

Ceelox ID™ replaces password and other weak authentication methods with the strongest form of Identity Access Management available today.  Biometric user identification and access controls permit access only to authorized individuals, and Ceelox patent-pending Parallel Key Infrastructure prevents replay of otherwise valid authentication credentials, a critical weakness of other authentication solutions  Logical access control is provided for sensitive customer information systems and applications, computer devices, networks, files or Web sites.  Ceelox ID™ solves the enterprise information security requirements for Financial, Health Care, Utility, Government and other industries.

Ceelox ID Online™ enables banks, credit unions and other financial institutions to eliminate identity theft, insure the safety of online banking, eliminate the threat of replay attacks, and meet the Federal Financial Institution Examination Council (FFIEC) two-factor authentication requirements.  Similarly Ceelox ID Online™ protects access to electronic health information records.  Any web-based application which would benefit from stronger security is a candidate for ID Online which sits on top of existing security and requires very little effort to integrate.  Ceelox ID Online™ biometric-only or two-factor biometric authentication overcomes the weaknesses and identity theft risks inherent in password, token and site key solutions.  Financial institutions can feel comfortable knowing their customers’ identity and financial assets are safe and secure.  Health care institutions can insure the confidentiality, integrity and availability of electronic protected health information (ePHI).

Password Weaknesses Addressed by Ceelox ID™

Historically, businesses have relied heavily on passwords to control access to internal and customer-facing applications.  It is now commonly accepted that passwords alone are no longer a safe method of access control because of the numerous weaknesses associated with their use.  Passwords are the most common authentication mechanism and the weakest.  Since ‘strong’ passwords are difficult to remember, users often weaken password security by writing them down and hiding them in obvious places.  The FDIC and FTC regulations now require financial institutions, as well as any business that collects, uses, and stores individuals’ personal information, to identify and address reasonably foreseeable internal and external threats that could result in unauthorized disclosure of customer information.  The following known password weaknesses identified by the Federal Financial Institution Examination Council, must be addressed, if institutions are to remain within the law.

Known Password Weaknesses:

•	Keylogger attacks through which a monitoring device is placed on the user computer to capture passwords for the attacker;
•	Dictionary and brute force attacks through which the attacker obtains the system password file and compares the hashed password against hashes of commonly used passwords;
•	Password guessing attacks used with some knowledge about the account holder and the bank’s password policies;
•	Social engineering attacks used to trick the user into giving up their password;
•	Phishing and man-in-the-middle attacks lure users to fake bank sites for the purpose of identity theft;
•	Relay attacks through which an attacker eavesdrops on communications between customer and the financial institution to obtain username and password information.
•	Pass phrases are subject to nearly all the same password weaknesses above although may require additional time or attempts on the part of the hacker.
•
Internet banking authentication presents unique challenges, because banks do not benefit from physical security and controlled computing and communications; the bank cannot control the user; and passwords are more likely to be static and significantly more vulnerable.

•
Warehouse attacks result in the compromise of a storage system using one or more attack methods described above.  Warehouse attacks typically compromise an entire authentication system or worse, an entire customer database as was the case with the TJX data breach that exposed

Token systems have these inherent weaknesses, also identified by the FFIEC:

•	Tokens can be lost or stolen during delivery or while in the possession of the end user;
•	Ease in guessing any password-generating algorithm within the token;
•	Ease in forging authentication credentials that unlock the token;
•	Tokens have been reverse engineered and cloned;
•	Tokens are subject to man-in-the-middle and phishing attacks;
•	And like passwords, tokens can be shared.

Every one of the above threats, hazards and weaknesses are either completely eliminated or greatly reduced with Ceelox ID™ biometric authentication and access control.  Keyloggers cannot capture a biotemplate rendering dictionary and brute force attacks useless.  Internet banking is more secure, because a password, compromised by phishing or social engineering, is useless without a biotemplate captured during a live scan.  Ceelox ID™ also has none of the above token weaknesses.  Management believes its patent pending Parallel Key Infrastructure provides the strongest available protection of the biometric credential in a network application.  And current state-of-the-art fingerprint biometric technology used by Ceelox, makes forging biotemplate authentication nearly impossible, because a live scan is required.

The need for low cost, efficient access security is a competitive necessity for all businesses.  Not only is Ceelox security economical, but with Ceelox ID™, businesses can eliminate passwords altogether and with them, eliminate all or nearly all associated costs of password administration and helpdesk support costs too.  According to a Gartner Group and IDC estimate, 20% to 50% of the helpdesk calls are related to username and password issues and resets, and the average cost of a helpdesk call is $38.  Per their research, the cost of password administration and management can total $200 to $300 per user per year, not including the cost of any breaches.  Ceelox believes the percentage of helpdesk calls for password reset is rising as businesses attempt to make passwords stronger and require more frequent password changes.

Ceelox Vault™ provides an easy to use, drag and drop file and folder encryption solution for protecting electronic customer, financial, health and other sensitive enterprise information stored on local machines, portable laptops or on portable storage devices.  Ceelox Vault™ Portable Edition is unique in that the application itself resides on the portable storage device and can encrypt or decrypt on any host PC as well as on the device it resides without leaving any remnants on the PC.

Ceelox Vault™ solves the following information security encryption requirements:

• Protect Customer Personally Identifiable Information

As a preventive control Ceelox Vault™ protects an enterprise’s customers’ Personally Identifiable Information (PII) while at rest on the desktop, or in transit on a laptop or any number of portable data storage media including flash memory sticks and portable hard drives.  Ceelox Vault provides file and folder level Biometric Identity-Based, AES256 encryption.  Most other encryption solutions employ weak password access.

• File and Folder Level Encryption

Many enterprises have deployed full disc encryption solutions to protect data.  Full Disk Encryption (FDE) is a pre-boot encryption tool that protects data while the PC is off.  Ceelox Vault™ provides file and folders encryption to protect information on the PC or portable drive regardless if the device is powered.

• Encryption that is Easy to Use

Most encryption solutions fail because they are simply too complicated and hard to use for most users, and therefore are not utilized.  If users know how to use the Recycle Bin or the normal copy and paste functionality, Ceelox Vault drag & drop encryption is elementary.

Data unavailability is a risk with other encryption solutions that require complicated and costly key management systems.  With Ceelox Vault the encryption key is the user’s biometric fingerprint template hashed with 128 bit encryption and layered twice; therefore there is no need for a complicated key management system.

• License-Level Authentication Mode

IT and Security Administrators can eliminate risky passwords altogether and predetermine the authentication mode required for user encryption as either biometric-only or two-factor authentication.

Ceelox SecureMail™ provides an affordable, powerful, easy-to-use end point software application as a service that enables users to encrypt/decrypt electronic mail over the network or Internet.  Ceelox SecureMail™ provides users a means to email sensitive information that only the intended recipient may access.  Ceelox also offers a free, downloadable, decrypt-only capability for enterprises’ business and consumer customers.

Traditionally, most email security and protection solutions have focused on inbound threats. But increasingly, organizations find that they must also address outgoing mail too. In fact, nearly one in five outgoing emails (18.9%) contains content that poses a legal, financial or regulatory risk, according to a 2007 survey of email decision-makers at 308 large U.S. enterprises (conducted by Forrester).  Other studies have placed the percentage of email containing corporate intelligence at 70%.

There are many places where email messages can be intercepted in transit or at rest rendering email unsecure.  All email traffic flows through your Internet Service Provider and/or your email provider where it can be intercepted and read.  While traveling across extensive corporate networks email is effectively open to interception by many employees.  And email originated through hotel Internet access or other public Internet access such as at Starbucks or internet cafés is especially open to interception.  There is no way to stop people from intercepting email.  Therefore email encryption is essential.

Ceelox SecureMail™ solves the following information security encryption requirements for electronic communications:

• Safe, Secure, Confident Electronic Communications

Ceelox SecureMail™ provides email encryption for In Transit electronic customer data using the strongest commercially available form of encryption, AES 256.

• Biometric or password authentication mode

Ceelox SecureMail™, for example, allows financial institutions to safely and securely share loan documents with customers; send statements to depositors; provide fast, electronic written response to customer account inquiries; send wire transfer and other transaction confirmations; share legal documents with counsel; and communicate with auditors, regulators and Board members;

• Desktop-to-Desktop security

Ceelox SecureMail™ encrypts sensitive customer information desktop-to-desktop and keeps it encrypted on the desktop.  Other solutions leave customer Personally Identifiable Information unencrypted, in the open, while within the enterprise network and/or while on the desktop exposed to unauthorized internal access.

Ease of Use

Enterprises need email encryption that is easy to use for employees and their business and consumer customers.  This is especially true for small and medium businesses who lack IT staff resources to manage email encryption appliance-based solutions.  Ceelox SecureMail™ supports Microsoft Outlook™ and all browser-based email systems such as gmail™ and hotmail™.  An Outlook plug-in makes email encryption as easy as the swipe of your finger and an Internet Explorer™ plug-in makes encryption easier for users of popular browser-based email systems above.

Unlimited Free Decrypt-Only Software

Email encryption must be economical.  Per seat pricing that includes a B2C enterprise’s entire consumer customer base would be cost prohibitive.  Ceelox offers downloadable decrypt-only software free.

Competition

The markets for our products and technologies are developing and characterized by intense competition and rapid technological change. No assurance can be given that our competitors will not develop new or enhanced technologies that will offer superior price, performance, or features, or render our products or technologies obsolete.

In addition to companies that provide existing commonplace methods of restricting access to facilities and logical access points such as pass cards, PIN numbers, passwords, locks and keys, there are numerous companies involved in the development, manufacturing and marketing of fingerprint biometrics products to commercial and consumer markets. These companies include, but are not limited to, Bio-Key, Cogent, NEC, L-1 Identity Solutions, SAFRAN, Digital Persona, and Precise Biometrics.

Although most companies that target consumer application markets have completed development of their biometric products, such technologies have not been widely accepted in the commercial markets to date. Most companies competing for commercial opportunities are in the business of selling scanning devices and tie their algorithm to a specific device.  We have created a biometric platform that is “device independent” and have implemented our products with fingerprint scanners, the most common biometric hardware device available in the marketplace.  Nonetheless, other biometric devices, such as retina or vein scanners, provide a Software Developer Kit (SDK) which can be used for integration with Ceelox products.  Therefore, by being agnostic to hardware, the Company offers flexibility to customers in their implementation designs.

The commercial markets have been slow to widely accept biometrics as a viable alternative to their current security methods. As a result, the primary competition for biometric technology consists of traditional security methods such as passwords, PINs, cards and tokens, challenge questions or knowledge-based authentication, and device authentication.

With respect to competing biometrics technologies, each has its strength and weaknesses and none has emerged as a market leader:

-	Fingerprint identification is generally viewed as inexpensive and non-intrusive.

-	Iris scanning is viewed as accurate, but can be expensive and inconvenient to use.

-
Facial recognition has recently received substantial attention; however, it can have accuracy limitations associated with the quality and capability of the video capture device and be highly dependent on ambient lighting conditions, angle of view and other factors.

The market for biometric technology is evolving. Computer breaches, identity theft, phishing and other events in the recent past are driving the need for large-scale biometric deployments. In addition, companies such as Lenovo/IBM, Dell, Gateway, MPC, Samsung, Sony, Toshiba, Acer and HP have all introduced computers with integrated finger scanning devices to complement the conventional username/password technique since it is highly susceptible to hackers and security breaches.

Our competitiveness depends on our ability to offer high-quality products that meet our customers’ needs on a timely basis.  The principal competitive factors of our products are time to market, quality, price and breadth of product line.  Many of our competitors have significant advantages over us such as far greater name recognition and financial resources than we have.  At this time we do not represent a significant competitive presence in our industry.

License Agreement

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

The agreements contain a provision allowing for the reassignment of the intellectual property back to the Company at both the option of the Company and the affiliate, each option independent of the other.  Under these options the Company may reacquire all its rights granted in the exclusive license agreement above for an amount equal to the total costs paid under this agreement plus 25 percent in cash or in common equity at a conversion rate of $0.50625 (“Reacquisition Fee”).  On February 12, 2010 CIP LLC agreed to transfer, under certain conditions, the licensing and software services agreement to Nicaragua Rising, Inc. See Note 3 to the financial statements.

During the years ended December 31, 2010 and 2009, the Company received advances under this agreement of $1,721,111 and $466,873, respectively. Interest accrued for the years ended December 31, 2010 and 2009 amounted to $430,278 and $116,718, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $7,351,188 and $5,199,796 as of December 31, 2010 and December 31, 2009, respectively.

ITEM 1A.       RISK FACTORS

RISKS RELATING TO OUR BUSINESS

We have a history of losses and may not be profitable in the future.

We have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years and for the years ended December 31, 2010 and December 31, 2009 we had an accumulated deficits of $23,975,687 and $21,780,413 respectively.

We sustained net losses of $3,052,436 and $2,235,149 for the years ended December 31, 2010 and 2009, respectively.  We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future.

We have granted an exclusive license to a related party for all of our intellectual property.

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

The agreements contain a provision allowing for the reassignment of the intellectual property back to the Company at both the option of the Company and the affiliate, each option independent of the other.  Under these options the Company may reacquire all its rights granted in the exclusive license agreement above for an amount equal to the total costs paid under this agreement plus 25 percent in cash or in common equity at a conversion rate of $0.50625 (“Reacquisition Fee”).  On February 12, 2010 CIP LLC agreed to transfer, under certain conditions, the licensing and software services agreement to Nicaragua Rising, Inc. See Note 6 of the Company’s financial statements for additional detail.  .

Our biometric technology has yet to gain widespread market acceptance and we do not know how large of a market will develop for our technology.

Biometric technology has received only limited market acceptance, particularly in the private sector. Our technology represents a cutting edge security solution and we have not yet generated significant sales. Although recent security concerns relating to identification of individuals and systems and data access control has increased interest in biometrics generally, it remains an undeveloped, evolving market. Biometric based solutions compete with more traditional security methods including keys, cards, personal identification numbers and security personnel. Acceptance of biometrics as an alternative to such traditional methods depends upon a number of factors including:

•	the reliability of biometric solutions;
•	public perception regarding privacy concerns; and
•	costs involved in adopting and integrating biometric solutions.

For these reasons, we are uncertain whether our biometric technology will gain widespread acceptance in any commercial markets or that demand will be sufficient to create a market large enough to produce significant revenue or earnings. Our future success depends, in part, upon business customers and ultimately consumers adopting biometrics generally, and our solution specifically.

Biometric technology is a new approach to Internet security which must be accepted in order for our products and solutions to generate significant revenue.

Our biometric products and solutions represent a new approach to Internet security which has been adopted on a limited basis by companies which distribute goods, content or software applications over the Internet. The implementation of our products and solutions requires the distribution and use of a finger scanning device and integration of database and server side software. Although we believe our solutions provide a higher level of security for ecommerce, banking and other Internet transactions and information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of a scanning device and believe the benefits of increased accuracy outweigh implementation costs, our solutions will not gain market acceptance.

Our software products may contain defects which will make it more difficult for us to establish and maintain customers.

Despite extensive testing during development, our software may contain undetected design faults and software errors, or “bugs” that are discovered only after it has been installed and used by customers. Any such defect or error in new or existing software or applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technologies are intended to be utilized to secure electronic access, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that biometric technology generally, and our biometric technology specifically, has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

In order to generate revenue from our biometric products, we are dependent upon third party distributors including Microsoft Partners, Citrix Solutions Partners, other systems integrators and value-added resellers, Internet security solutions providers, and others, which we do not control. As a result, it may be more difficult to generate sales.

As a security software and services company, our success will depend upon the ability of these distribution channel partners to effectively integrate our technology into products and services which they market and sell. We have no control over these partners and cannot assure you that they have the financial, marketing or technical resources to successfully sell, integrate and distribute products or applications to end users or generate any meaningful revenue for us. These third parties may also offer the products of our competitors to end users.

We will need to raise additional capital in order to implement our long-term business plan.

Our ability to implement our long-term strategy and expand our operations largely depends on our access to capital.  To implement our long-term strategy, we plan to make ongoing expenditures for the expansion and improvement of our product line and the promotion of our products.  We may also wish to make expenditures to acquire other businesses.  To date, we have financed our operations primarily through sales of equity, the issuance of notes and advances from a related party.  If we were to attempt to expand our business at a faster pace than currently contemplated, or if we were to identify an acquisition target, we would need to raise additional capital through the sale of our equity securities or debt instruments.  However, additional capital may not be available on terms acceptable to us.  Our failure to obtain sufficient additional capital could curtail or alter our long-term growth strategy or delay needed capital expenditures.

We may not be able to effectively manage our growth.

Our strategy envisions growing our business.  We plan to continue to develop our technology and to hire additional sales, software engineers, administrative and marketing personnel.  Any growth in or expansion of our business is likely to place a strain on our management and administrative resources, infrastructure and systems.  In order to expand our business, we may be required to purchase or lease additional machinery and equipment, hire, train and supervise additional personnel and make significant outlays of capital.  These measures are time consuming and expensive, will increase management’s responsibilities and will divert management’s attention from our day-to-day operations. We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;
•	allocate our human resources optimally;
•	meet our capital needs;
•	identify and hire qualified employees or retain valued employees; or
•	incorporate effectively the components of any business or product line that we may acquire in our effort to achieve growth.

Our inability or failure to manage our growth effectively could harm our business and materially and adversely affect our operating results and financial condition.

Competition may force us to shorten our product life cycles and more rapidly introduce new and enhanced products, which could have a material adverse effect on our results of operations.

We may not be able to adequately protect our intellectual property rights.

We try to protect our intellectual property in a number of different ways.  We rely in part on patent, trade secret, unfair competition and trademark law to protect our rights to certain aspects of our products, including product designs, proprietary development processes and technologies, product research and concepts and recognized trademarks, all of which we believe are important to the success of our products and our competitive position.  There can be no assurance that any of our pending patent or trademark applications will result in the issuance of a registered patent or trademark, or that any future patent or trademark granted will be effective in thwarting competition or be held valid if subsequently challenged.  In addition, there can be no assurance that the actions taken by us to protect our proprietary rights will be adequate to prevent imitation of our products, that our proprietary information will not become known to competitors, that we can meaningfully protect our rights to unpatented proprietary information or that others will not independently develop substantially equivalent or better products that do not infringe on our intellectual property rights.  We could be required to devote substantial resources to enforce any future patents that may be issued to us and protect our intellectual property, which could divert our resources and result in increased expenses.  In addition, an adverse determination in litigation could subject us to the loss of our rights to a particular patent or other intellectual property, could require us to obtain from or grant licenses to third parties, could prevent us from selling or using certain aspects of our products or could subject us to substantial liability, any of which could harm our business.

We may become subject to litigation for infringing the intellectual property rights of others.

Others may initiate claims against us for infringing on their intellectual property rights.  We may be subject to costly litigation relating to such infringement claims and we may be required to pay compensatory and punitive damages or license fees if we settle or are found culpable in such litigation.  In addition, we may be precluded from offering products that rely on intellectual property that is found to have been infringed by us.  We also may be required to cease offering the affected products while a determination as to infringement is considered.  These developments could cause a decrease in our operating income and reduce our available cash flow, which could harm our business.

We may be unable to attract and retain qualified, experienced, highly skilled personnel, which could adversely affect the implementation of our business plan.

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  In particular, we are heavily dependent on the continued services of Gerry Euston, our Chief Executive Officer, Mark Grannell, our Chief Operating Officer, Erix Pizano, our Director of Technology Development and Engineering and the other members of our senior management team.  Although our operating subsidiary has employment agreements with each of Messrs. Euston and Grannell, the agreements may be terminated with or without cause by either party on 30 days prior written notice.      The loss of any key employee, including members of our senior management team, and our inability to attract highly skilled personnel with sufficient experience in our industry could harm our business. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our technology, we will need to retain additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

We face intense competition and may not have the financial and human resources necessary to keep up with rapid technological changes, which may result in our technology becoming obsolete.

The Internet and information security markets are subject to rapid technological change and intense competition. We compete with both established biometric companies and a significant number of startup enterprises as well as providers of more traditional methods of access control. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies, which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we are unable to develop new applications or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. In addition, if one or more other biometric technologies such as voice, face, iris, hand geometry or blood vessel recognition are widely adopted, it may cause us delays in adapting our products and services to these other biometric form factors.

Our products may become obsolete due to rapid technological change within the industry.

Product technology evolves rapidly, making timely product innovation essential to success in the marketplace.  The introduction of products with improved technologies or features may render our existing products obsolete and unmarketable.  If we cannot develop products in a timely manner in response to industry changes, or if our products do not perform well, our business and financial condition will be adversely affected.

Risks Related To Our Common Stock

A Majority of our Common Stock is owned and controlled by William P. Moore, our Chairman, which will limit your ability to voice your opinion on corporate matters over which you will effectively have no vote.

CIP, LLC, our majority shareholder, of which our Chairman, William P. Moore is a control person, currently owns approximately 58.8% of our issued and outstanding common stock.  Additionally, CIP, LLC has the right to acquire an additional 14,520,865 shares of our common stock pursuant to the License Reacquisition Agreement and License Agreement and Software and Services Agreement, 304,207 shares associated with convertible notes, and 4,878,702 additional shares upon the exercise of outstanding warrants which would increase their ownership percentage in our company.  Since CIP, LLC controls more than 50% of our issued and outstanding common stock, you effectively have no vote in how we conduct our corporate affairs.

Applicable SEC Rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock trades below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends on our common stock in the foreseeable future.

The trading price of our common stock may be volatile.

The trading price of our shares has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth in this Report as well as our operating results, financial condition, announcements of innovations or new products by us or our competitors, general conditions in the biometrics and access control industries, and other events or factors. In recent years broad stock market indices, in general, and the securities of technology companies, in particular, have experienced substantial price fluctuations. Such broad market fluctuations may adversely affect the future-trading price of our common stock.

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

Our offices are located at 13976 Lynmar Blvd., Tampa, FL 33626 where we lease approximately 7,000 square feet of office space.  Pursuant to our lease, we currently pay $6,710 per month in rent, and as of March 31, 2011 we owed $32,098 in deferred payments. Our lease is currently up for renewal and under re-negotiation.   We believe that our facilities are adequate for our current and future needs through 2011, and we believe we will be successful in negotiating a favorable two-year lease.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  We are not currently a part to any legal proceedings.

ITEM 4.          REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Equity and Related Shareholder Matters.

Our common stock was listed for trading on the OTC Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority (FINRA) on December 26, 2008 under the symbol “NCRG.”  On September 30, 2010 the Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc. and coincidently received a new trading symbol, “CELO.” Below are the high and low quarterly sales information relating to trading in our common stock during our fiscal years ended December 31, 2010 and 2009.

We have never paid a cash dividend on our common stock and we have no present intention to declare or pay cash dividends on our common stock in the foreseeable future.  We intend to retain any earnings which we may realize in the foreseeable future to finance our operations.  Future dividends, if any, will depend on earnings, financing requirements and other factors.

Fiscal Year

2010	High	Low
Fourth Quarter: 10/1/10 to 12/31/10	$1.01	$0.65
Third Quarter: 7/1/10 to 9/30/10	$1.40	$0.51
Second Quarter: 4/1/10 to 6/30/10	$1.70	$1.01
First Quarter: 1/1/10 to 3/31/10	$1.25	$0.75
2009	High	Low
Fourth Quarter: 10/1/09 to 12/31/09	$0.00	$0.00
Third Quarter: 7/1/09 to 9/30/09	$0.04	$0.04
Second Quarter: 4/1/09 to 6/30/09	$0.00	$0.00
First Quarter: 1/1/09 to 3/31/09	$0.26	$0.20

The Company considers its common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its common stock.  Some of the bid quotations from the OTC Bulletin Board set forth above may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

Overview

We were formed for the purpose of developing and marketing advanced security solutions using fingerprint and other biometric technology and encryption software solutions.   Our biometric identification and encryption software solutions provide innovative and new ways for customers to securely access, store, send and receive confidential information.  Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to confirm the identity of an individual or identify a specific person from a broader population.  The use of biometrics enables enterprise and consumer users to login to different systems and applications using secure credentials based on their unique characteristics, while blocking unauthorized users.  Our biometric authentication provides strong protection against identity theft.  We commenced marketing our products in the first half of 2007 following more than three years of technology and product development.  We believe that our products meet the needs of companies that require strong data, systems and applications security including financial institutions, healthcare providers, insurance companies, government agencies, utilities, eMerchants, social network providers, and any business where security and identification are key concerns.  To date we have invested over $12 million in the operations of the business including research and development, product development and marketing of our products.

Results of Operations

Net Revenue

For the years ended December 31, 2010 and 2009 the Company had revenues of $33,889 and $107,806, respectively.   This results from the fact that the Company was focused on affecting a reverse merger with a public company and securing funding to execute its business plan. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses increased by $327,031 or 15% for the year ended December 31, 2010 from the year ended December 31, 2009.  The increase Operating Costs and Expenses was due to an increase of $367,032 or 17% in marketing, general and administrative expenses.

Loss from Operations

Our operating loss for the year ended December 31, 2010 was $2,486,231 compared to a loss of $2,085,283 for the year ended December 31, 2009.  The increased loss from operations of $400,948 or 19% was due largely to the merger related expenses and other marketing, general and administrative expenses stated above.

Interest Expense

Interest expense and related financing fees for the year ended December 31, 2010 was $566,201 compared to $157,382 for the year ended December 31, 2009, an increase of $396,319 or 252%.  In August 2005, the Company entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $39,574 for the year ended December 31, 2010 compared to $28,819 for the same period in 2009.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 5 of the Company’s financial statements) which contributed $18,035 additional interest expense.  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $66,383 for the year ended December 31, 2010.  Of the $66,383 in interest expense, $24,971 is related to accrued interest, $16,343 is related to debt discount and $25,069 is related to the February 2010 conversion.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the year ended December 31, 2010 the Company received additional advances under this agreement of $1,721,111 which resulted in additional interest expense of $430,278.  See Footnote 4 of the Company’s financial statements for additional detail.  The remaining interest expense of $4,750 is related to financing fees.

Net Loss

During the year ended December 31, 2010 and 2009 the Company incurred net losses of $3,052,436 and $2,235,149, respectively.  The increased losses of $689,154 were primarily due to merger related expenses and increased interest expenses from additional advances.

Liquidity and Capital Resources

As of December 31, 2010, we had a working capital deficit of $8,789,404, as compared to a working capital deficit of $6,134,103 as of December 31, 2009.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $1,849,253 during the year ended December 31, 2010 was primarily a result of our $3,052,436 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $1,371,329 during the year ended December 31, 2009 was primarily a result of our $2,235,149 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the year ended December 31, 2010 and December 31, 2009 we expended $1,272 and $5,938, respectively.  The amounts we expended for the year ended December 31, 2010 and 2009 were for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2010, we generated proceeds of $1,751,113 from our financing activities which consisted of: (i) advances from related parties of $1,591,113, (ii) proceeds from the sale convertible bridge loans of $60,000 and (iii) the sale of convertible notes to related parties in the amount of $100,000.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements are set forth in Note 1 to our audited financial statements.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The allowance for doubtful accounts is determined using a combination of factors to ensure that trade and unbilled receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance for a doubtful account up to 100% of the invoice will be provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible.

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. For all periods presented, the Company determined that no reserves were necessary.

Property and Equipment

Computer equipment, computer software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over an estimated useful life of five years. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

Software Development Costs, Patents and Trademarks

The Company capitalizes certain direct software development costs based upon stages of development. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalization ceases upon the products market introduction.  Amortization of software development cost is computed on an individual product basis on the straight-line method over the estimated economic life ranging from three to five years, and begins when a product is available for general release to customers.

Patents and trademarks costs consist of internal and external costs relating to the filing patents and costs of licensing trademarks. Patent and trademark costs are recorded at cost and amortized on a straight-line basis over ten years, the expected period of future utility and economic benefit.

Impairment of Long-Lived Assets and Other Intangible Assets

Ceelox Inc. evaluates the recoverability of long-lived assets with finite lives in accordance with ASC 350.  Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization. Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on Ceelox Inc.’s financial position and results of operations. For all periods presented, the Company determined that no impairment charges were incurred.

Revenue Recognition

Overview

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Determination of whether or not these criteria have been met may require us to make judgments, assumptions and estimates based upon current information and historical experience.

The Company markets its software products direct to commercial customers, to Value Added Resellers and Systems Integrators and to Original Equipment Manufacturers (“OEM”).  Revenue may have four components: 1) license software revenue which provides a right to use Ceelox software products on a per seat/client or per server basis for an unlimited period; 2) software maintenance, 3) hardware, such as fingerprint readers and flash memory devices, and 4) professional services, primarily installation support. The Company also performs custom software development on a limited basis when necessary to support significant account or revenue opportunities.

The Company has developed suggested retail pricing for all revenue components which include volume related discounting where appropriate. In addition the Company may negotiate prices on an individual case basis for significant volume or significant account opportunities.

Hardware and Software Revenue

The Company recognizes hardware revenue upon invoicing. Invoicing is triggered upon shipping. In products that have a hardware and software component that is not broken out in the Company’s pricing, such as with Ceelox Portable Vault that includes hardware in the form of flash memory, the Company considers the value of the hardware to be de minimis and records the sale under the Software/Hardware classification.

Software License Revenue

License software revenue is recognized at the time of invoicing.  Invoicing is timed with shipment or delivery of licensed software. The Company warrants that its software is free from material defects and will replace any defective products with a functional replacement.

Maintenance includes customer access to and right to software bug fixes and new releases of the company’s software. These releases are made available to customers who download releases at their discretion. The Company’s licensed software includes first-year maintenance. Subsequent year maintenance is offered, at a percentage of the initial software license revenue, on an annual basis on the anniversary of the original purchase date. When deemed material, this revenue is amortized over the life of the license agreement on a straight-line basis.

Contract Revenue

Professional Services: Our customers occasionally request professional services support related to server installation support. The Company recognizes professional services revenue at the time the support is provided.  Billing is on a rate per day basis.

Custom Software Development: Revenues from multi-element arrangements are allocated to the individual elements based upon relative fair values using vendor-specific objective evidence of fair value. Revenues received from customers where all revenue recognition criteria have not been established are deferred until such criteria have been achieved.

Research and Development

The Company expenses research and development costs as they are incurred.

Advertising and Marketing Costs

The company expenses advertising and marketing costs as they are incurred.

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2010 and 2009, the Company maintained a stock plan covering equity grants including stock options and warrants.

The Company accounts for stock-based compensation in accordance with ASC 718. The standard requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to the Company’s employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Ceelox Inc.’s forfeiture rate represents the historical rate at which Ceelox Inc.’s stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Computation of (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 24,265,264 and 18,054,571 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2010 and 2009, respectively.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKETRISK.

Interest Rates

We are not being exposed to market risks relating to changes in interest rates because all outstanding debt bears interest at a fixed rate.  We currently do not engage in any interest rate hedging activity and have no intention of doing so in the foreseeable future.

Foreign Exchange

The company has no exposure to foreign exchange fluctuations.

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain current levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX , INC. AND SUBSIDIARY

report of independent registered public accounting firm

To the Board of Directors and Stockholders of
Ceelox, Inc.

We have audited the accompanying consolidated balance sheets of Ceelox, Inc. and Subsidiary (collectively, the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceelox, Inc. and Subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company has negative working capital and a stockholders’ deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company’s cash and working capital positions as of December 31, 2010 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding those matters is also described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass and Company, P.C.

Roseland, New Jersey
March 31, 2011

CEELOX, INC. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2010	2009

ASSETS
Current assets:
Cash	$25,729	$125,141
Accounts receivable	7,206	15,813
Inventory	35,674	40,172
Prepaids and other current assets	43,497	7,200
Total current assets	112,106	188,326

Property and equipment, net	11,904	18,617
Software development costs, patents and trademarks, net	100,813	117,060
Total assets	$224,823	$324,003

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$368,307	$210,281
Advances, related party	7,351,188	5,199,796
Shareholder advances	-	134,735
Convertible notes payable, related party	885,620	371,105
Convertible note – bridge loans	296,415	406,512
Total current liabilities	8,901,530	6,322,429

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares,
authorized; none issued and outstanding	-	-

Common stock, $0.00001 par value: Authorized 100,000,000 shares;
Issued: 11,383,673 shares as of December 31, 2010 and 10,695,646 shares as of December 31, 2009; Outstanding: 11,383,673 at
December 31, 2010 and 10,574,535 at December 31, 2009 (retroactively restated)	114	107
Additional paid-in capital (retroactively restated at December 31, 2009)	15,594,014	15,841,880
Accumulated deficit	(23,975,687)	(21,780,413)
Non-controlling interests	(295,148)	-
Treasury stock, 121,111 shares (retroactively restated) at cost, at December 31, 2009	-	(60,000)
Total stockholders’ deficit	(8,676,707)	(5,998,426)
Total liabilities and stockholders’ deficit	$224,823	$324,003

See Notes to Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2010	2009
Revenue:
Hardware and software	$16,230	$-
Licensing	17,659	71,446
Contract revenue	-	36,360
Total revenue	33,889	107,806

Operating costs and expenses:
Costs of hardware sales	21,995	22,297
Marketing, general and administrative	2,473,896	2,106,860
Depreciation and amortization	24,233	47,670
Research and development	-	16,262
Total operating costs and expenses	2,520,124	2,193,089

Operating loss	(2,486,235)	(2,085,283)

Other income (expenses):
Interest and amortization of financing fees	(566,201)	(157,382)
Other income	-	7,516
Total other income (expenses)	(566,201)	(149,866)

Net loss	$(3,052,436)	$(2,235,149)

Less: Net loss attributable to non-controlling interest	102,905	-

Net loss attributable to common stockholders	$(2,949,531)	$(2,235,149)

Basic and diluted loss per share (retroactively restated for the year ended December 31, 2009)	$(0.26)	$(0.25)

Weighted average shares basic and diluted (retroactively restated for the year ended December 31, 2009)	11,204,534	9,036,555

Stock-based compensation:
Payroll and related benefits	$123,114	$64,516

Consulting	$252,182	$589,500

See Notes to Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares	Amount	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Accumulated Deficit	Non-Controlling Interest	Total
Balance at January 1, 2009 (retroactively restated to reflect the effect of the recapital-ization transaction on February 12, 2010)	8,367,096	$83	$14,797,566	121,111	$(60,000)	$(19,545,264)	$-	$(4,807,615)

Issuance of common stock through subscription	864,198	9	349,991					350,000

Issuance of common stock for services	1,464,352	15	589,485					589,500

Discount on issuance of convertible bridge note			40,322					40,322

Stock-based compensation			64,516					64,516

Net loss for the year ended December 31, 2009						(2,235,149)		(2,235,149)

BALANCE at December 31, 2009 (retroactively restated to reflect the effect of the recapitalization transaction on February 12, 2010)	10,695,646	$107	$15,841,880	121,111	$(60,000)	$(21,780,413)	-	$(5,998,426)

Discount on issuance of convertible bridge note			17,739					17,739

Issuance of common stock and 138,889 options for services	125,000	1	52,809					52,810

Finance fees arising from extension of warrant terms			4,699					4,699

Conversion of notes payable, related party and bridge loans	436,391	4	353,472					353,476

Stock-based compensation			123,114					123,114

Retirement of shares held in Treasury	(121,111)	(1)	(59,999)	(121,111)	60,000			-

Non-controlling interest recorded in connection with shares not exchanged in the recapitalization transaction	(385,635)	(4)	(562,010)			754,257	(192,243)	-

Simultaneously with the recapitalization transaction, 9,916,000 shares retired in consideration of a convertible promissory note with the principal Shareholder and 1,175,101 shares cancelled and reissued in recapitalization transaction			(350,000)	(11,091,101)				(350,000)

Shares issued in connection with the recapitalization transaction	168,899	2	(42,169)	11,091,101				(42,167)

Issuance of common stock for services	464,483	5	214,479					214,484

Net loss for the year ended December 31, 2010						(2,949,531)	(102,905)	(3,052,436)
								-
BALANCE at December 31, 2010	11,383,673	$114	$15,594,014	-	$-	$(23,975,687)	$(295,148)	$(8,676,707)

See Notes to Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(3,052,436)	$(2,235,149)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	7,145	-
Stock compensation expense to consultants and employees	375,296	654,016
Amortization of deferred finance fees	4,729	11,834
Depreciation and amortization	24,233	47,670
Loss on disposal of assets	-	976
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	1,462	(9,147)
Inventory	4,498	(6)
Prepaids and other current assets	(36,297)	1,075
Accounts payable and accrued liabilities
	822,117	157,402
NET CASH USED IN OPERATING ACTIVITIES	(1,849,253)	(1,371,329)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,272)	(5,938)
NET CASH USED IN INVESTING ACTIVITIES	(1,272)	(5,938)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	350,000
Proceeds from convertible notes payable, related party	100,000	-
Advances from related party – shareholder	-	134,735
Advances from related party	1,591,113	466,873
Proceeds from issuance of convertible note – bridge loans	60,000	435,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,751,113	1,386,608

NET INCREASE (DECREASE) IN CASH	(99,412)	9,341
CASH:
Beginning of year	125,141	115,800
End of year	$25,729	$125,141

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable, related party and bridge loans into common stock	$326,391	$-
Issuance of convertible notes payable, related party in exchange for share purchase and shareholder advances	$450,000	$-
Advance – Expenses paid by related party	$129,998	$-
Capitalization of accrued interest into convertible debt	$-	$28,819
Discount on convertible bridge loans	$17,739	$40,322
See Notes to Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1. Nature of Business and Recapitalization Transaction

Ceelox, Inc. (the “Company”) (formerly Nicaragua Rising, Inc. or “Nicaragua”) was incorporated on October 24, 2007 in Nevada; The Company was a Development Stage Company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private (defined below), certain shareholders of Ceelox Private, the Company and the Company’s majority shareholder, the Company exchanged 1 share of the Company’s common stock for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.  See Note 10 for a more detailed discussion of the Nicaragua-Ceelox Private Share Exchange.

The Company’s majority-owned subsidiary Ceelox, Inc. (“Ceelox Private”) was incorporated in the State of Florida and commenced operations on September 17, 2003.  Through the Company’s majority-owned subsidiary, the Company offers software solutions and devices that deliver biometric identity-based user access authentication, verification, and data and email encryption.  The Company’s biometric authentication provides protection against identity theft, and our solutions also meet regulatory requirements for two-factor authentication.

Prior to the above transaction, on November 5, 2009, the majority beneficial owner of Ceelox Private acquired 11,091,000 shares of the Company’s common stock, representing 98.5% of the issued and outstanding common stock. The net assets of Ceelox Private and the Company were combined at their respective net asset value on February 12, 2010 and no goodwill was recorded as a result of the Merger.

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation

As the Merger between the Company and Ceelox Private (collectively, the “Company”) has been accounted for as a recapitalization transaction, the historical financial statements are that of Ceelox Private. Although Nicaragua became under common control ownership on November 5, 2009, the activity of Nicaragua during the period November 5, 2009 through December 31, 2009 was nominal. Accordingly, Nicaragua’s activity is included in the consolidated financial statements from the date of Merger, February 12, 2010.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The allowance for doubtful accounts is determined using a combination of factors to ensure that trade and unbilled receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance for a doubtful account up to 100% of the invoice will be provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible.

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. For all periods presented, the Company determined that no reserves were necessary.

Property and Equipment

Computer equipment, computer software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over an estimated useful life of five years. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Software Development Costs, Patents and Trademarks

The Company capitalizes certain direct software development costs based upon stages of development. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, technological feasibility, anticipated future gross revenues, estimated economic life, and changes in software and hardware technologies. Capitalization ceases upon the products market introduction. Amortization of software development cost is computed on an individual product basis on the straight-line method over the estimated economic life ranging from three to five years, and begins when a product is available for general release to customers.

Patents and trademarks costs consist of internal and external costs relating to the filing patents and costs of licensing trademarks. Patent and trademark costs are recorded at cost and amortized on a straight-line basis over ten years, the expected period of future utility and economic benefit.

Impairment of Long-Lived Assets and Other Intangible Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC 350. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization.  Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on the Company’s financial position and results of operations. For all periods presented, the Company determined that no impairment charges were incurred.

Revenue Recognition

Overview

We recognize revenue when persuasive evidence of an arrangement exists, we have delivered the product or performed the service, the fee is fixed or determinable and collection is reasonably assured. If any of these criteria are not met, we defer recognizing the revenue until such time as all criteria are met. Determination of whether or not these criteria have been met may require us to make judgments, assumptions and estimates based upon current information and historical experience.

The Company markets its software products direct to commercial customers, to Value Added Resellers and Systems Integrators and to Original Equipment Manufacturers (“OEM”). Revenue may have four components: 1) license software revenue which provides a right to use the Company software products on a per seat/client or per server basis for an unlimited period; 2) software maintenance 3) hardware, such as fingerprint readers and flash memory devices and 4) professional services, primarily installation support. The Company also performs custom software development on a limited basis when necessary to support significant account or revenue opportunities.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Revenue Recognition (continued)

Overview (continued)

The Company has developed suggested retail pricing for all revenue components which include volume related discounting where appropriate. In addition the Company may negotiate prices on an individual case basis for significant volume or significant account opportunities.

Hardware and Software Revenue

The Company recognizes hardware revenue upon invoicing. Invoicing is triggered upon shipping. In products that have a hardware and software component that is not broken out in the Company’s pricing, such as with Ceelox Portable Vault that includes hardware in the form of flash memory, the Company considers the value of the hardware to be de minimis and records the sale under the Software/Hardware classification.

Software License Revenue

License software revenue is recognized at the time of invoicing. Invoicing is timed with shipment or delivery of licensed software. The Company warrants that its software is free from material defects and will replace any defective products with a functional replacement.

Maintenance includes customer access to and right to software bug fixes and new releases of the company’s software.  These releases are made available to customers who download releases at their discretion. The Company’s licensed software includes first-year maintenance. Subsequent year maintenance is offered, at a percentage of the initial software license revenue, on an annual basis on the anniversary of the original purchase date. When deemed material, this revenue is amortized over the life of the license agreement on a straight-line basis.

Contract Revenue

Professional Services: Our customers occasionally request professional services support related to server installation support. The Company recognizes professional services revenue at the time the support is provided. Billing is on a rate per day basis.

Custom Software Development: Revenues from multi-element arrangements are allocated to the individual elements based upon relative fair values using vendor-specific objective evidence of fair value. Revenues received from customers where all revenue recognition criteria have not been established are deferred until such criteria have been achieved.

Research and Development

The Company expenses research and development costs as they are incurred.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Such costs for the years ended December 31, 2010 and 2009 amounted to approximately $127,000 and $29,000, respectively.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2010 and 2009, the Company maintained a stock plan covering equity grants including stock options and warrants. (See Note 11, “Equity Incentive and Stock-Based Compensation Plan,” for a detailed description of the Company’s plans.)

The Company accounts for stock-based compensation in accordance with ASC 718. The standard requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to the Company’s employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.

The Company’s forfeiture rate represents the historical rate at which the Company’s stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Computation of (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.   Accordingly, we did not include 24,265,264 and 18,054,571 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2010 and 2009, as shown below:

	2010	2009
Potentially dilutive options	2,233,118	1,512,610
Potentially dilutive warrants	6,254,783	5,493,999
Potentially dilutive convertible instruments	15,777,363	11,047,962
	24,265,264	18,054,571

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

2. Summary of Significant Accounting Policies (continued)

Non-controlling Interest Ceelox Private

Certain shareholders of Ceelox Private did not participate in the Merger and share exchange between Nicaragua and Ceelox Private (see Note 10). At December 31, 2010, these shareholders are recorded as non-controlling interests in the consolidated financial statements. Details of changes in the non-controlling interests are reflected in the consolidated statement of stockholders’ deficit.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

3. Going Concern and Management’s Plans

During the years ended December 31, 2010 and 2009, the Company was engaged in advertising and marketing activities directed at generating interest in its fully developed products.  As indicated in the accompanying consolidated financial statements, at December 31, 2010 and December 31, 2009, the Company had $25,729 and $125,141 in cash, respectively, and $8,726,580 and $6,134,103 in negative working capital, respectively.  For the years ended December 31, 2010 and 2009, the Company had a net loss of $(3,052,436) and $(2,235,149), respectively, and utilized $1,849,253 and $1,371,329, respectively, in cash from operations.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2011.   No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

The Company continues to be dependent upon cash receipts from debt and equity financing from third parties and the funding from CIP, LLC, a related party.  However, remaining cash reserves from these activities are insufficient to sustain the Company’s operations until substantial revenue production can be achieved, which is not currently projected for the near term.  As a result, management continues to curtail operating activities, and minimized cash outflows.  Management’s plans to sustain its operations rely on the continuing financial support from the Related Party and the sale of common stock in private placement or public transactions.  There can be no assurances that the Related Party will continue to fund the working capital requirements of the Company or that the sale of common stock in private or public placement transactions will result in sufficient cash to fund operations at current levels, if any.

As more fully discussed in Note 6, the Company granted CIP, LLC, a related party, an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all of the Company’s intellectual property. Additionally and in connection with the License Agreement, the Company entered into a Software Services Agreement with CIP, LLC, whereby CIP, LLC agreed to pay the Company’s costs associated with marketing its products and maintaining and developing the Company’s products based on its biweekly cash burn rate, net of sales collections. Any amount of revenues in excess of expenses generated by the Company would be for the benefit of CIP, LLC. Either party could terminate the agreement whereby the intellectual property assigned to CIP, LLC would revert back to the Company in consideration of all previous monies advanced to the Company plus reassignment consideration, (approximately $7.4 million at December 31, 2010). Pursuant to a License Reacquisition Letter Agreement entered into on February 12, 2010, CIP agreed to assign its rights in the License Agreement and Software Services Agreement to the Company in exchange for the issuance of 14,520,865 shares of common stock to CIP, LLC at such time as CIP, LLC determines in its sole discretion that adequate financing to support the Company's business will be obtained from an unrelated third party.

The Company cannot assure that they will be able to secure adequate financing to support our future business, or that if it does secure what the Company believes to be adequate funding, CIP, LLC may not believe in its sole discretion that any such funding will be adequate to support our business plan. If the Company does not reacquire its rights to the intellectual property covered by the License Agreement, CIP, LLC could in the future determine to exploit the Company's technology without having to pay the Company any royalties on any revenues they generate.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

4. Property and Equipment

Property and equipment, net consist of the following at December 31, 2010 and 2009:

	2010	2009
Office equipment and furniture	$122,350	$121,078
Less: Accumulated Depreciation	110,446	102,461

Property and equipment, net	$11,904	$18,617

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $7,985 and $20,327, respectively.

5. Software Development Costs, Patents, and Trademarks

Software development costs, patents, and trademarks consist of the following as of December 31, 2010 and 2009:

	2010	2009
Software development costs,
patents and trademarks	$316,156	$316,156

Less: Accumulated amortization	215,343	199,096

Software development costs, patents, and trademarks, net	$100,813	$117,060

Amortization expense for the years ended December 31, 2010 and 2009 amounted to $16,248 and $27,343, respectively.

6. Advances from Related Party

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

The agreements contain a provision allowing for the reassignment of the intellectual property back to the Company at both the option of the Company and the affiliate, each option independent of the other.  Under these options the Company may reacquire all its rights granted in the exclusive license agreement above for an amount equal to the total costs paid under this agreement plus 25 percent in cash or in common equity at a conversion rate of $0.50625 (“Reacquisition Fee”).  On February 12, 2010, CIP LLC agreed to transfer, under certain conditions, the licensing and software services agreement to Nicaragua Rising, Inc in consideration of 14,520,865 shares. See Note 3.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

6. Advances from Related Party (continued)

During the years ended December 31, 2010 and 2009, the Company received advances under this agreement of $1,671,114 and $466,873, respectively. Interest accrued for the years ended December 31, 2010 and 2009 amounted to $430,278 and $116,718, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $7,351,188 and $5,199,796 as of December 31, 2010 and December 31, 2009, respectively.

7. Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. As of December 31, 2010, the debt was convertible into approximately 252,059 shares of common stock. Interest expense for years ended December 31, 2010 and December 31, 2009 amounted to $39,574 and $28,818, respectively. The Company is in default of this agreement.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 456,047 shares of common stock at December 31, 2010 and had a carrying value of $369,398. During the year ended December 31, 2010, interest expense amounted to $19,398.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 130,300 shares of common stock at December 31, 2010 and had a carrying value of $105,543. During the year ended December 31, 2010, interest expense amounted to $5,543.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

7. Convertible Notes Payable - Related Party (continued)

At December 31, 2010 and December 31, 2009, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance January 1, 2009	$300,705	$41,582	$342,287
Interest accrued December 31, 2009	-	28,818	28,818
Balance December 31, 2009	300,705	70,400	371,105
Note issued February 10, 2010 in share exchange	350,000	-	350,000
Note issued February 10, 2010 in loan exchange	100,000	-	100,000
Interest accrued December 31, 2010	-	64,515	64,515
Balance December 31, 2010	$750,705	$134,915	$885,620

8. Convertible Notes Payable – Bridge Loans

In August of 2009 the Ceelox Private entered in to a convertible note subscription agreement with certain accredited investors.  The offering was for $1.5 million in convertible notes and common stock purchase warrants.

The notes are due and payable upon the earlier of:

1.	Two years from the date of issuance
2.
The date of completion, by Ceelox Private, of a transaction pursuant to which it becomes a majority-owned subsidiary of a publicly-traded company along with a simultaneous financing in the minimum amount of $1,500,000 (for purposes hereof this shall be referred to as a “Reverse Merger”), or

3.
The date on which Ceelox Private is acquired in a non-Reverse Merger transaction whereby a non-affiliated third-party acquires 50% or more of Ceelox Private’s capital stock (“Third-Party Acquisition”).

The notes are convertible, at the holder’s option, into Ceelox Private’s Common Stock or in connection with a Reverse Merger such public company’s common stock in accordance with certain terms of the agreement at $0.81 per share of the Company’s Common stock.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

8. Convertible Notes Payable – Bridge Loans (continued)

Purchasers in this offering are granted warrants to purchase that number of shares of Common Stock equal to the principal amount of their note divided by the applicable conversion price of the notes as described above and the exercise price per share shall be equal to the conversion price of the notes. Upon the Merger, 777,451 of warrants were issuable under this agreement.

Ceelox Private had issued $435,000 of notes under this subscription agreement through December 31, 2009 and an additional $60,000 through December 31, 2010. In February 2010, the Company exchanged a non interest bearing shareholder advance payable for a convertible bridge loan in the amount of $134,735. Ceelox Private determined that, based upon the contractual terms of the agreement, the maximum number of warrants to be issued, in aggregate, would be 1,166,176 and has calculated a gross discount at inception in the amount of $58,064 ($17,739 of discounts recorded during the period for new issuances) and is amortizing this amount on a straight line basis over the term of the agreements.  Ceelox Private considered the guidance under ASC 815 in evaluation of whether an embedded feature is considered indexed to a Company’s own stock.  Ceelox Private determined that the guidance did not apply and the debt did qualify as conventional convertible debt.

During the year ended December 31, 2010, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the years ended December 31, 2010 and December 31, 2009, Ceelox Private recorded amortization of discounts in the amount of $16,343 and $6,568 related to unconverted instruments, respectively.

At December 31, 2010, the carrying amounts of convertible bridge notes were $296,415, net of $12,413 in un-amortized discount.

9. Shareholder Advances

Ceelox Private received an advance of $134,735 from a related party shareholder in October 2009. In February 2010, the advance was converted to a Bridge Loan as described in Note 8.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

10. Recapitalization and Equity Activity

Warrants: The following table summarizes the activity related to warrants for the period from January 1, 2009 through December 31, 2010:

	Warrants	WAVG Strike Price
January 1, 2009	5,487,165	$3.58
Granted	11,111	$0.81
Exercised	-	$-
Cancelled or expired	(4,278)	$6.75
December 31, 2009	5,493,998	$3.57
Granted	777,451	$0.81
Exercised	-	$-
Cancelled or expired	(16,667)	$1.58
December 31, 2010	6,254,782	$3.23
Exercisable at December 31, 2010	6,254,782	$3.23

The warrants expire at various dates ranging from October 1, 2012 through February 11, 2015 and have an average exercise price of $1.42.

On February 10, 2010, as an inducement to extend additional funding under existing financing facilities, the Company extended the term of all warrants issued in connection with existing agreements to February 3, 2015. This modification to the contractual terms of the warrant agreements generated incremental financing fees of $4,699 and was charged to interest expense.

Nicaragua-Ceelox Private Share Exchange

On February 12, 2010 (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private and the Company, certain shareholders of Ceelox Private participated in the share exchange agreement whereby 1 share of the Company’s common stock was exchanged for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.  The historical financial statements of Ceelox Private for periods prior to this transaction are considered to be the historical financial statements of the combined entities as the substance of the transaction is a reverse merger or recapitalization of Ceelox Private with and into the Company, which was deemed to be a shell company.  Ceelox Private is the accounting acquirer as its shareholders obtained control of the combined entities as a result of the Merger.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

10. Recapitalization and Equity Activity (continued)

In connection with the recapitalization transaction, Ceelox Private retired 121,111 shares of its Treasury Stock.  In addition, the Company recorded non-controlling interest in the initial amount of $192,243 related to 385,635 shares of Ceelox Private common stock not participating in the Nicaragua-Ceelox Private Share Exchange.

Simultaneously with the Share Exchange, the Company and its majority beneficial shareholder agreed to cancel 1,175,101 of the 11,091,101 Nicaragua shares purchased by the Company and exchange 9,916,000 shares of Nicaragua common stock for consideration of a $350,000 convertible note (see Note 6).  The shares purchased by the Company were reissued with the recapitalization transaction.

Consulting Agreement

On February 1, 2010, the Company entered into an agreement with a consultant to perform such investor relations, public relations and other similar services as may be reasonably requested by The Company.  Such services may include, but shall not be limited to: (i) the introduction and implementation of marketing programs and other resources to the Company, (ii) the identification of capable individuals who may be considered as potential board members and/or officers of the Company and (iii) the identification and pursuit of strategic alliances for the Company.  In consideration of services performed and to be performed by Consultant, the Company shall deliver the following to Consultant: (i) 55,556 shares of the Company’s common stock and (ii) an option to purchase 138,889 shares of the Company’s common stock with an exercise price of $.99 per share and a five (5) year term.  Such option shall be in such form and subject to such terms and conditions as are typical in stock options of similar nature and size. During the year ended December 31, 2010, the Company recorded stock-based compensation of $24,685 related to this agreement.

Retained Search Agreement

On February 1, 2010, the Company engaged a retained executive search firm.  The Company agreed to a fee for service that is a cash and stock amount equal to a percentage of the hired executive’s first year on target earnings with a minimum total fee of $100,000.  Half of the fee will be paid in cash and half will be paid in the form of an immediate stock grant of 69,444 shares of the Company’s Common stock which was due on signing.  The Company does not expect the fee to exceed $100,000. During the year ended December 31, 2010, the Company recorded stock-based compensation of $28,125 related to this agreement.

Business Development Services

During 2009, the Company entered into an agreement for business development services.  As compensation for these services, the Company issued 111,111 shares of common stock to this entity and issued 11,111 shares to an affiliate of this entity.  The value of the shares issued under this agreement aggregated $49,500.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

10. Recapitalization and Equity Activity (continued)

Investment Banking Agreement

In July 2009, the Company entered into an agreement with a firm for investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company (i) in partial consideration for all Advisory Services to be rendered under the Agreement, the Company issued the firm 1,342,130 shares of common stock on October 15, 2009 having a value of approximately $540,000, (ii) a non-refundable due diligence review fee of $45,000 and 12 consecutive monthly payments of $15,000 (iii) an advisory fee of 7% of the total gross consideration of cash, equity, debt or property attributed to a business combination or any financing obtained through the advisory firm.  This agreement was further amended on February 12, 2010 whereby the Company. issued shares for these services in conjunction with the Nicaragua-Ceelox Private Share Exchange described above.

On October 8, 2010, the Company entered into an additional agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 150,000 shares of common stock no later than March 1, 2011, (ii) nine (9) consecutive monthly payments of $15,000 commencing on November 1, 2010, and (iii) $45,000 upon execution of the agreement.  The agreement states that the common stock is earned over twelve (12) consecutive months at 12,500 shares per month. The agreement is retroactive to August 1, 2010.  As of December 31, 2010, the Company recorded $62,500 in consulting expense related to 62,500 shares to be issued for services rendered from August through December 2010.

Marketing Agreement

On January 12, 2010, the Company entered into a corporate advisory services agreement (the "Agreement") with Core Consulting Group ("Core"). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director and was subsequently exchanged for a convertible note as discussed in Note 5. The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months and has recorded $83,333 in consulting expense through December 31, 2010.  On September 8, 2010, the Company extended its agreement with Core for a period of three months.  The Company has agreed to issue to Core an aggregate of 150,000 shares of common stock and to pay Core $20,000 in cash.  During the year ended December 31, 2010, the Company recorded stock-based compensation of $135,000 related to this agreement.

The Company engaged an investor relations firm, CEOcast, Inc., for a four month limited engagement beginning July 16, 2010. As consideration for the investor relations consultant’s services the Company agreed to pay a monthly retainer of $7,500 and 34,483 shares of the Company’s common stock.  During the year ended December 31, 2010, the Company recorded stock-based compensation of $34,828 related to this agreement.

On October 1, 2009 the Company renewed its services agreement with The Ashcroft Group as an advisor company with certain modifications. The services include supporting software marketing and sales opportunities with commercial and government accounts; advise the Company on government regulation and security requirements; endorsement of the Company’s security products; and advise and assist the Company in identifying and securing financing.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

10. Recapitalization and Equity Activity (continued)

Marketing Agreement (continued)

In consideration of such services described above, Company will pay to The Ashcroft Group an amount of $20,000 each calendar quarter.  In addition, Company issued warrants to purchase 11,111 shares of Company common stock upon execution of this agreement. The warrant will be a three-year warrant, exercisable at a price of $0.81.  The Company also modified the exercise price of the previously issued warrant to purchase 55,556 shares of Company common stock to $0.81 and extended the term to September 30, 2012.  The compensation expense resulting from the issuance of the 11,111 warrant shares and the modification of existing warrants held by The Ashcroft Group was deemed immaterial. Company will also pay a commission to The Ashcroft Group in an amount equal to 5.0% of the gross collected revenue from opportunities resulting from this agreement.  Finally the Company further agrees to compensate The Ashcroft Group for assisting Company identifying financing between 1 percent and 5 percent depending upon the amount of financing secured.

On July 9, 2010, the Board of Directors approved by unanimous written consent the satisfaction of $30,000 owed to The Ashcroft Group by the issuance of 30,000 shares of the Company’s common stock.  The agreement with The Ashcroft Group dated October 1, 2009 called for quarterly payments of $20,000 for advisory services.   The remaining $10,000 owed was paid in cash. During the year ended December 31, 2010, the Company recorded stock-based compensation of $30,000 related to this agreement.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11. Equity Incentive and Stock-Based Compensation Plan

Stock Option Plans

As of January 1, 2010 Ceelox Private had one stock option plan under which grants were outstanding. Grants under the stock option plan typically had a requisite service period of 36 months, straight-line or graded vesting schedules and expired not more than ten years from date of grant. The Plan was approved by the Ceelox Private board on January 2, 2007.

On February 12, 2010, at the time of the reverse merger, the Company adopted the 2010 Stock Option Plan (the “Plan”) providing for stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants. Grants under the Plan typically have a requisite service period of 36 months, straight-line or graded vesting schedules and expire not more than ten years from date of grant.

As of December 31, 2010, 3,720,570 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

General Stock Option Information

The following table summarizes stock option activity under 2007 Plan for the years ended December 31, 2010 and 2009, and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2010.

	Number of		Weighted Average	Weighted Average
	Options		Exercise Price	Contractual Term
Outstanding at January 1, 2009	2,228,791		$0.27	4.65 years
Granted	77,778	$
Exercised	-	$
Cancelled/Forfeited	(167,439)		$0.54
Outstanding at December 31, 2009	2,139,130		$0.27	4.65 years
Granted	142,333	$
Exercised	-	$
Cancelled/Forfeited	(2,033)	$
Outstanding at December 31, 2010	2,279,430		$0.27	4.65 years

Range of Exercise Prices	Options O/S	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$ 0.09 – 0.41	2,120,000	2.49	$ 0.022	2,073,688	$ 0.021
$ 0.99	159,430	4.40	$ 0.116	159,319	$ 0.116

As of December 31, 2010 and December 31, 2009, there was $8,488 and $119,772 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2 years and 4 years.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11. Equity Incentive and Stock-Based Compensation Plan (continued)

Stock-Based Compensation

Stock Options

During the years ended December 31, 2010 and 2009, the Company recorded stock-based compensation related to stock options of $123,114 and $64,516, respectively.

12. Concentrations

For both of the years ended December 31, 2010 and 2009, the Company had two major customers, which represented approximately 97% and 82% of the respective years’ revenue.  Accounts receivable from these customers at December 31, 2010 and December 31, 2009 were $6,730 and $12,180, respectively.

13. Merger & Acquisition Agreement

On June 8, 2010 the Company entered into an exclusive merger and acquisition engagement with an investment banking firm.  Per terms of the engagement the investment banking firm will identify target transaction companies and assist the Company in concluding an M&A transaction or transactions.  The Company paid an initial activation fee of $10,000 and thereafter, a monthly retainer of $7,500 for three months commencing July 1, 2010 and $5,000 for the following three months.  In addition the Company will issue 250,000 advisory warrants of which 125,000 will be issued on the date the Company enters into a letter of intent with a target transaction partner and 125,000 on the date the Company enters into a definitive agreement with a target transaction partner.  The warrants have a five year term and a strike price of $0.85.  The Company will also pay a success fee on the closing of a transaction equal to the greater of $250,000 or 3% of the aggregate value paid or received by the Company. This agreement lapsed on December 31, 2010, however there is an 18 month tail provision related to the transaction fees described above, should the Company close a transaction of the nature contemplated above with a party introduced to it by the investment banking firm.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

14. Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2010 and 2009:

	Year Ended December 31,
	2010	2009
Benefit at federal and statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Effective tax rate	0%	0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2010	2009
Net operating loss carry-forward	$6,550,000	$5,590,000
Property and equipment	(2,800)	(4,400)
Compensation arising from share-based payment	373,500	332,000
Amortization of intangible assets	10,900	5,400
Valuation allowance	(6,931,000)	(5,923,000)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2010, we have $18,945,000 in net operating loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.  The net operating loss carry forwards expire through 2029.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of December 31, 2010, the Company’s most recently filed income tax return dates are as of December 31, 2007, and generally three years of income tax returns commencing with that date are subject to audit by these authorities.  Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740.  ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and tax position taken or expected to be taken on the tax return.  Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC 740.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

15. Subsequent Events

Advances from Related Party

The Company received $385,552 in additional advances under this agreement between January 1, 2011 and March 31, 2011. See Note 7 for discussion on the terms related to this financing arrangement.

Employee Options

On February 24 , 2011, the Company issued options totaling 195,000 to 6 of its employees with a strike price of $0.55, which 50% of the options vest on or after February 17, 2012 and the remaining 50% vest on or after February 17, 2013. In the event of a merger or consolidation of the Company with or into another corporation or entity in which the Company does not survive, or in the event of a sale of all or substantially all of the assets of the Company in which the shareholders of the Company receive securities of the acquiring entity or an affiliate thereof, all options immediately vest and become exercisable as of the day immediately preceding any such event.  Additionally, in the event that the Company receives gross proceeds of a minimum of $2,500,000 in equity, or equity-linked, securities from a non-affiliated third party(ies), all options immediately vest and become exercisable upon the Company’s receipt of any such proceeds.

Legal Services Agreement

On February 1, 2011, the Company contracted with an attorney to provide Corporate Counsel Services and support its SEC reporting and public company legal matters.   In exchange for the services the Company issued 100,000 non-refundable shares of its common stock for services.  The Shares were deemed fully earned upon signing of this Agreement and not subject to forfeiture.  In addition, the Company agreed to pay $5,000 per month for the Services up to twenty hours per month and thereafter at a rate per hour.  Upon mutual agreement of the Company and the attorney, the monthly services may be paid for by the issuance of the Company’s common stock.  In the event that the attorney agrees to accept shares of the Company’s restricted stock, the Company will issue an amount of restricted stock equal to $10,000 for each month that stock is issued for services.  The determination of the stock price for purposes of issuing shares hereunder shall be based on the stock price on the date of issuance.

Private Placement Agency Agreement

On March 16, 2011, the Company engaged an investment banking firm to act as its placement agent to assist the Company in raising additional capital.  There can be no assurance that any capital will be raised pursuant to this agreement.

Consulting Agreement

On March 22, 2011, we entered into an agreement with our CEO, Mr. Euston, (“Consulting Agreement”) whereby upon the occurrence of any of the following events (i) or (ii) below (hereafter defined as a “Trigger Event”) during the time when Mr. Euston’s employment agreement is in effect, Mr. Euston’s employment agreement will terminate and Mr. Euston will become a consultant to the Company.  Trigger Event shall mean either: (i) the sale of at least 75% of the stock of the Company to another company or (ii) the consummation by the Company of an S-1 secondary or other senior financing offering.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

15. Subsequent Events (continued)

Consulting Agreement (continued)

Mr. Euston will provide such consulting services as may be reasonably requested by the Company based on Mr. Euston’s experience and knowledge gained as an employee of the Company.  Mr. Euston will make himself available to the Company on an as needed basis subject to reasonable notification by the Company.  Mr. Euston’s time spent on Company matters will not exceed an average of 40 hours per month.  Additional hours may be provided by Mr. Euston at a compensation rate to be mutually agreed upon.   The term of the Consulting Agreement shall be for a period of 12 months, subject to earlier termination by the Company.

Pursuant to the terms of the Consulting Agreement Mr. Euston shall be paid a monthly fee of $7,500 during the term.  Upon the completion of a Trigger Event the Company shall issue to Mr. Euston a number of shares of the Company’s common stock valued at to $116,000, provided the employment agreement is in effect at the time of such Trigger Event.  If employment is terminated by the Company prior to the Trigger Event, Mr. Euston will receive a prorated stock grant.  Mr. Euston will also be entitled to reimbursement of pre-approved expenses incurred in connection with his services provided pursuant to the Consulting Agreement.

Consulting Agreement

On March 22, 2011 the Company engaged a financial consulting services firm through May 5, 2011 to assist it in effectively presenting itself to the financial services community and develop a financial advisory strategy.  As compensation for the services the Company agreed to pay the consulting firm $150,000 of which $70,000 has been paid and the remaining $80,000 is due upon the closing of the Company’s next financing.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

As reported in our Current Report on Form 8-K dated January 5, 2010, Malone & Bailey P.C. (“Malone”), the independent certified public accountants who had been engaged by the Company as the principal accountant to audit the Company’s financial statements, was dismissed effective December 29, 2009, which dismissal was approved by the Company’s board of directors on such date. The reports by Malone on the financial statements of the Company during the fiscal years ended October 31, 2008 and 2007 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except for an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. During the Company’s fiscal years ended October 31, 2008 and 2007 and subsequent period up to December 29, 2009, the Company did not have any disagreements with Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Malone, would have caused them to make reference to the subject matter of the disagreements in connection with their reports. In addition, no reportable events as set forth in Item 304(a)(1)(v) of Regulation S-K have occurred.

At the Company’s request, Malone furnished to it a letter addressed to the Securities and Exchange Commission stating that it agreed with the above statements. A copy of the letter from Malone, dated December 31, 2009, was filed as Exhibit 16.1 to our Current Report filed on Form 8-K dated January 5, 2010.

Also on December 29, 2009, the Company’s Board of Directors approved the engagement of Rothstein Kass & Company, P.C. (“Rothstein Kass”) as its new principal independent certified public accountants to audit its financial statements.

Prior to engaging Rothstein Kass, the Company had not consulted Rothstein Kass regarding the application of accounting principles to a specified transaction, completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements.

ITEM 9A.       CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Euston, our Chief Executive Officer and Acting Chief Financial Officer, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. At the time of our evaluation we only had one officer handling the CEO and CFO functions. Inasmuch as there is no segregation of duties within the Company as of December 31, 2010, there was no segregation of duties between the CEO and CFO. Additionally, a material weakness exists as of December 31, 2010, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions.  As such, as of December 31, 2010, we do not believe that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our control over financial reporting that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our officers, directors, director designees and key employees.

Name	Age	Position
Gerry Euston	57	Chief Executive Officer, Acting Chief Financial Officer and Director
Mark Grannell	48	Chief Operating Officer and Secretary
Erix Pizano	43	Director of Technology Development and Engineering
William P. Moore	65	Chairman of the Board

Gerry Euston became our Chief Executive Officer on February 12, 2010, in connection with our acquisition of Ceelox Private.  Mr. Euston joined Ceelox Private as its Chief Executive Officer in early 2007. Mr. Euston brings over 30 years of extensive executive-level experience in division level general management, marketing, product management and development, finance, strategic planning, line management and corporate staff positions. Prior to joining Ceelox Private, Mr. Euston ran his own consulting business from 2002 through 2006.  From May, 2000 to April, 2001 Mr. Euston was a founder and the Chief Executive Officer of Falcon Wireless.  From 1976 to 2000, Mr. Euston enjoyed a successful career at Sprint Communications.  In 1983 to1985 Mr. Euston ran Sprint’s national account marketing where he conceived and brought to market the industry’s first virtual private network service offering and helped deliver triple digit growth during his tenure.  In his role as Vice President Finance Management from the second quarter of 1986 to the fourth quarter of 1988, he was responsible for Sprint’s financial planning, analysis and reporting.  For the next two years Mr. Euston managed Sprint’s Federal Systems Division’s finance, information systems, bid and proposal, accounting and administration functions while that division grew from start up to over $300M in revenue.  From the fourth quarter of 1990 to the fourth quarter of 1993 he ran product marketing, management and development for Sprint’s long distance division with responsibility for product lines totaling $2.8B revenue, which during his tenure, grew by over 20% per year adding $1B revenue over three years.   He then ran the Enhanced Services Division from the fourth quarter of 1993 to year end1996, which grew from under $50M to over $500M in revenue in a three year period.  From the first quarter of 1997 to the fourth quarter of 1998 he was responsible for Business Marketing for Sprint’s local service division.  During his career at Sprint, Mr. Euston participated in several pivotal strategic planning efforts such as the fiber network business plan, the GTE/Sprint merger business plan and post-merger implementation planning, and Sprint’s $1.2B broadband wireless cable TV acquisitions.  Mr. Euston received a Bachelor of Science degree and a Master of Business Administration with an emphasis in Marketing from Rockhurst University.

Mark Grannell became our Chief Operating Officer on February 12, 2010, in connection with our acquisition of Ceelox Private.  Mr. Grannell joined Ceelox Private during the second quarter of 2008 as Chief Operating Officer bringing over 20 years engineering and management experience with Motorola, Sprint, Level 3, and SiriCOMM  His career includes satellite, wireline and wireless telecommunication, data and voice design and engineering; business development; sales and executive-level management.  Prior to joining Ceelox Private, Mr. Grannell’s career began at Motorola as a system engineer working on satellites. He then spent over twelve years, from 1989 to 2000, at Sprint where he enjoyed a steady progression of management responsibilities.  Past duties at Sprint include direct responsibility over a $180M annual budget for national wireless network deployment including hardware and software design and a staff exceeding 250 people.  After leaving Sprint, Mr. Grannell worked at Level 3 from 2002 to 2007 performing business development and sales functions.  In January 2007, Mr. Grannell left Level 3 to become President and CEO of SiriCOMM, Inc.  During the next 14 months Mr. Grannell oversaw network redesign and development of new network operations software resulting in 30% maintenance reduction and 60% data throughput performance improvement.  SiriCOMM filed for U.S. federal bankruptcy protection in December 2007. Mr. Grannell earned his Bachelor of Science degree in Electrical Engineering from Kansas State University and his MS Electrical Engineering from the University of Missouri.  He is an elected member of the Gardner/Edgerton Board of Education.

Erix Pizano became our Director of Technology Development and Engineering on February 12, 2010.  Mr. Pizano has been responsible for Software Design & Development with Ceelox Private since 2005.   Mr. Pizano has over 15 years experience leading the successful development and deployment of custom software products. His prior experience includes successful development and deployment of commercial and custom software products for entertainment, corporate training, education, home automation, and other industries. Mr. Pizano has received an Associate Bachelor degree in Electronics Technology from the Mexican-French Institute of Technology, Mexico, a Bachelor of Science degree in Electronic Systems Engineering from the Technological Institute of Monterrey, Mexico, and post graduate work towards a Masters Degree in Information Technologies and Business Administration from the Autonomous Mexican Institute of Technology, Mexico.

William P. Moore has been Chairman of the Board of the Company since November 5, 2009.  Prior to our acquisition of Ceelox Private, Mr. Moore was the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company since November 5, 2009.  Since 1994, Mr. Moore has been a co-owner, director and secretary of Continental Coal Inc., a privately-held surface mining company operating in Kansas and Missouri.  Mr. Moore received his Bachelor of Science degree from the United States Military Academy at West Point and a Master of Business Administration degree from Harvard University.

ITEM 11.                      EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning all compensation paid to  the Company’s Executive Officers for services to  the Company in all capacities for each of the two years ended December 31 indicated below.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year Ended December 31,	Salary	Bonus	Other Annual Compensation (1)	Number of Securities Underlying Options and Warrants
Gerry Euston Chief Executive Officer and Acting Chief Financial Officer	2010	$126,546	$ 0	--
	2009	$149,151	$ 0	$30,974	1,403,333

Mark Grannell Chief Operating Officer and Secretary	2010	$126,546	$ 0	--

	2009	$100,944	$ 0	$19,454	638,889
(1)	The amounts included represent the fair market value of options granted to Mr. Euston and to Mr. Grannell.

Compensation of Directors

The Directors do not currently receive compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings.  In addition, there have been no options granted to any directors, other than in connection with the terms of the share exchange between Nicaragua and Ceelox Private.

Employment Agreement

On March 22, 2011, we entered into an agreement with Mr. Euston (“Consulting Agreement”) whereby upon the occurrence of any of the following events (i) or (ii) below (hereafter defined as a “Trigger Event”) during the time when Mr. Euston’s employment agreement is in effect, Mr. Euston’s employment agreement will terminate and Mr. Euston will become a consultant to the Company.  Trigger Event shall mean either: (i) the sale of at least 75% of the stock of the Company to another company or (ii) the consummation by the Company of an S-1 secondary or other senior financing offering.

Mr. Euston will provide such consulting services as may be reasonably requested by the Company based on Mr. Euston’s experience and knowledge gained as an employee of the Company.  Mr. Euston will make himself available to the Company on an as needed basis subject to reasonable notification by the Company.  Mr. Euston’s time spent on Company matters will not exceed an average of 40 hours per month.  Additional hours may be provided by Mr. Euston at a compensation rate to be mutually agreed upon.   The term of the Consulting Agreement shall be for a period of 12 months, subject to earlier termination by the Company.

Pursuant to the terms of the Consulting Agreement Mr. Euston shall be paid a monthly fee of $7,500 during the term.  Upon the completion of a Trigger Event the Company shall issue to Mr. Euston a number of shares of the Company’s common stock valued at to $116,000, provided the employment agreement is in effect at the time of such Trigger Event.

If employment is terminated by the Company prior to the Trigger Event, Mr. Euston will receive a pro-rated stock grant.  Mr. Euston will also be entitled to reimbursement of pre-approved expenses incurred in connection with his services provided pursuant to the Consulting Agreement.

A full copy of the Consulting Agreement is attached hereto as Exhibit 10.__ hereto.

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of March 29, 2011, with respect to:

-	each of our executive officers listed in the summary compensation table;
-	each of our directors;
-	all of our directors, director designees and executive officers as a group; and
-	each stockholder known by us to be the beneficial owner of 5% or more of our common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable.  Shares of our common stock subject to options or warrants that are currently exercisable or that will be issued and exercisable within 60 days of the closing of the Merger, are deemed to be outstanding and to be beneficially owned by the person holding the options or warrants for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information presented in this table is based on 11,383,673 shares of common stock of Ceelox, Inc. issued and outstanding on March 29, 2011. Unless otherwise indicated, the address of each of the executive officers, directors and 5% or more stockholders named below is Ceelox, Inc., 13976 Lynmar Blvd., Tampa, FL 33626.

	Common Stock
Name of Beneficial Owner	Beneficially Owned	Percentage of Common Stock (1)
Executive Officers and Directors:
William P. Moore III Revocable Trust(1)	11,150,994	66.5%
Gerry F. Euston(2)	1,768,877	13.4%
Mark L. Grannell(3)	805,308	6.6%

All officers and directors as a group	13,725,189	71.0%
Other Stockholders with 5% or more of our common stock:
CIP, LLC(4)	11,879,276	71.8%

(1) All shares included herein are held through this individual’s ownership interest in CIP, LLC.  Mr. Moore is the Sole Trustee of the William P. Moore, III Revocable Trust and controls the Trust’s shares. Does not include 14,520,865 shares of common stock that may be acquired by CIP, LLC in connection with the License Reacquisition Letter Agreement, Exclusive License Agreement and Software Marketing Agreement as we cannot currently predict whether this issuance will occur within 60 days from the date hereof.

(2) Includes 1,768,877 shares of common stock issuable upon the exercise of currently vested options and warrants
(3) Includes 805,308 shares of common stock issuable upon the exercise of currently vested options and warrants.
(4) Includes 4,878,702 shares issuable upon the exercise of currently outstanding warrants at an exercise price of $3.60 per share, and includes 304,207 shares from a convertible note dated June 14, 2007 at a rate of $1.35 per share.  Does not include 14,520,865 shares of common stock that may be acquired by CIP, LLC in connection with the License Reacquisition Letter Agreement, Exclusive License Agreement and Software Marketing Agreement as we cannot currently predict whether this issuance will occur within 60 days from the date hereof.

ITEM 13.        CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE.

Director Independence

As of December 31, 2010, none of our directors qualify as “independent” in accordance with Rule 10A-3 of the Exchange Act.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

In 2009, the Company’s Board of Directors approved the engagement of Rothstein Kass as the Company’s new principal independent certified public accountants to audit the Company’s consolidated financial statements.

The following table sets forth the fees by our independent registered public accounting firms for each of the last two fiscal years:

Fee Category	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit fees	$211,080	$26,200
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice, and tax planning. These services include assistance regarding federal, state and international tax compliance, tax audit defense, mergers and acquisitions, and international tax planning

All Other Fees.  No other fees have been billed for products and services billed by our accountants.

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December  31, 2010 and 2009 , our board of directors pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board of directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.1.1	Certificate of Amendment to the Articles of Incorporation.	Filed herewith

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ GERRY EUSTON	Chief Executive Officer, Acting Chief Financial	March 31, 2011
Gerry Euston	Officer and Director (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ GERRY EUSTON	Chief Executive Officer, Acting Chief Financial	March 31, 2011
Gerry Euston	Officer and Director (Principal Executive and Financial Officer)

/s/WILLIAM P. MOORE	Chairman of the Board	March 31, 2011
William P. Moore

/s/ MARK GRANNELL	Chief Operating Officer and Secretary	March 31, 2011
Mark L. Grannell

EXHIBIT INDEX

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.1.1	Certificate of Amendment to the Articles of Incorporation.	Filed herewith

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009