Form 10-Q
period 2011-03-31
Ceelox Inc.
filed 2011-05-16
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-1421766

CEELOX, INC.
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
YES [  ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,647,555 as of May 16, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX INC. and SUBSIDIARY
March 31, 2011

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	Unaudited	Audited

ASSETS
Current assets:
Cash	$16,359	$25,729
Accounts receivable	2,663	7,206
Inventory	36,491	35,674
Prepaids and other current assets	88,135	43,497
Total current assets	143,648	112,106

Property and equipment, net	10,418	11,904
Software development costs, patents and trademarks, net	96,751	100,813
Total assets	$250,817	$224,823

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$250,434	$368,307
Advances, related party	7,833,128	7,351,188
Note payable, related party	110,000	-
Convertible notes payable, related party	903,451	885,620
Convertible note – bridge loans	305,309	296,415
Total current liabilities	9,402,322	8,901,530

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares,
authorized; none issued and outstanding	-	-

Common stock, $0.00001 par value: Authorized 100,000,000 shares;
Issued: 11,647,555 shares as of March 31, 2011 and 11,383,673 shares as of December 31, 2010; Outstanding: 11,647,555 at
March 31, 2011 and 11,383,673 at December 31, 2010	117	114
Additional paid-in capital	15,792,651	15,594,014
Accumulated deficit	(24,625,803)	(23,975,687)
Non-controlling interests	(318,470)	(295,148)
Total stockholders’ deficit	(9,151,505)	(8,676,707)
Total liabilities and stockholders’ deficit	$250,817	$224,823

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2011	2010

Revenue:
Hardware and software	$1,374	$9,337
Licensing	3,663	4,608
Contract revenue	-	-
Total Revenue	5,037	13,945

Operating costs and expenses:
Costs of hardware sales	2,291	12,896
Marketing, general and administrative	546,558	577,690
Depreciation and amortization	5,548	6,924
Total costs and expenses	554,397	597,510

Operating loss	(549,360)	(583,565)

Other income (expenses):
Interest and amortization of financing fees	(124,078)	(164,012)
Other income	-	-
Total other income (expenses)	(124,078)	(164,012)

Net loss	$(673,438)	$(747,577)

Less: Net loss attributable to non-controlling interest	23,322	25,418

Net loss attributable to common stockholders	$(650,116)	$(722,159)

Basic and diluted loss per share	$(0.06)	$(0.07)

Weighted average shares basic and diluted	11,474,566	10,991,063

Stock-based compensation:

Payroll and related benefits	$4,015	$18,383
Consulting	$29,500	$52,810
Legal Fees	$80,000	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(673,438)	$(747,577)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	7,145
Stock compensation expense to consultants and employees	113,515	86,194
Amortization of deferred finance fees	-	4,729
Depreciation and amortization	5,548	6,894
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	4,543	8,668
Inventory	(817)	1,040
Prepaids and other current assets	(22,013)	(109,570)
Accounts payable and accrued liabilities	137,740	165,643
NET CASH USED IN OPERATING ACTIVITIES	(434,922)	(576,834)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,133)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,133)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related party	-	100,000
Advances from related party	385,552	431,676
Proceeds from notes payable, related party	40,000
Proceeds from issuance of convertible note – bridge loans	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	425,552	591,676

NET INCREASE (DECREASE) IN CASH	(9,370)	13,709
CASH:
Beginning of period	25,729	125,141
End of period	$16,359	$138,850

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable, related party and bridge loans into common stock	$-	$353,476
Issuance of convertible notes payable, related party in exchange for share
purchase and stockholder advances	$-	$484,735
Note Payable – Expenses paid by related party	$70,000	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

1.  Nature of Business and Recapitalization Transaction

Ceelox, Inc. (the “Company”) (formerly Nicaragua Rising, Inc. or “Nicaragua”) was incorporated on October 24, 2007 in Nevada; The Company was a Development Stage Company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private (defined below), certain shareholders of Ceelox Private, the Company and the Company’s majority shareholder, the Company exchanged 1 share of the Company’s common stock for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.  See Note 8 for a more detailed discussion of the Nicaragua-Ceelox Private Share Exchange.

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

2.  Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes in the Company’s Form 10-K for the year ended December 31, 2010.

The operating results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Certain amounts in the March 31, 2010 condensed consolidated interim financial statements and disclosures have been reclassified to conform to the current year presentation.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

2.  Basis of Presentation and Selected Significant Accounting Policies (continued)

Principles of Consolidation

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Computation of (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 25,260,577 and 19,723,006 of potentially dilutive options, warrants and convertible debt instruments at March 31, 2011 and 2010 respectively.

	For the Three Months Ended March 31,
	2011	2010
Potentially dilutive options	2,248,860	1,753,403
Potentially dilutive warrants	6,254,782	5,460,665
Potentially dilutive convertible instruments	16,756,935	12,508,938
	25,260,577	19,723,006

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

2.	Basis of Presentation and Selected Significant Accounting Policies (continued)

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-user companies.

3.     Going Concern and Management’s Plans

During the three months ended March 31, 2011 and 2010, the Company was engaged in advertising and marketing activities directed at generating interest in its fully developed products.  As indicated in the accompanying consolidated financial statements, at March 31, 2011 and December 31, 2010, the Company had $16,359 and $25,729 in cash, respectively, and $9,258,674 and $8,789,424 in negative working capital, respectively.  For the three months ended March 31, 2011 and 2010, the Company had a net loss of $(673,438) and $(747,577), respectively, and utilized $434,922 and $576,834, respectively, in cash from operations.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2011.   No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

The Company continues to be dependent upon cash receipts from debt and equity financing from third parties and the funding from CIP, LLC (“CIP”), a related party.  However, remaining cash reserves from these activities are insufficient to sustain the Company’s operations until substantial revenue production can be achieved, which is not currently projected for the near term.  As a result, management continues to curtail operating activities, and minimized cash outflows.  Management’s plans to sustain its operations rely on the continuing financial support from the Related Party and the sale of common stock in private placement or public transactions.  There can be no assurances that the Related Party will continue to fund the working capital requirements of the Company or that the sale of common stock in private or public placement transactions will result in sufficient cash to fund operations at current levels, if any.

As more fully discussed in Note 4, the Company granted CIP, an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all of the Company’s intellectual property. Additionally and in connection with the License Agreement, the Company entered into a Software Services Agreement with CIP, whereby CIP agreed to pay the Company’s costs associated with marketing its products and maintaining and developing the Company’s products based on its biweekly cash burn rate, net of sales collections. Any amount of revenues in excess of expenses generated by the Company would be for the benefit of CIP. Either party could terminate the agreement whereby the intellectual property assigned to CIP would revert back to the Company in consideration of all previous monies advanced to the Company plus reassignment consideration, (approximately $7.8 million at March 31, 2011). Pursuant to a License Reacquisition Letter Agreement entered into on February 12, 2010, CIP agreed to assign its rights in the License Agreement and Software Services Agreement to the Company in exchange for the issuance of 14,520,865 shares of common stock to CIP at such time as CIP determines in its sole discretion that adequate financing to support the Company's business will be obtained from an unrelated third party.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

3.     Going Concern and Management’s Plans (continued)

The Company cannot assure that they will be able to secure adequate financing to support our future business, or that if it does secure what the Company believes to be adequate funding, CIP may not believe in its sole discretion that any such funding will be adequate to support our business plan. If the Company does not reacquire its rights to the intellectual property covered by the License Agreement, CIP could in the future determine to exploit the Company's technology without having to pay the Company any royalties on any revenues they generate.

4.     Advances from Related Party

On July 20, 2007 the Company granted CIP an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable, license, with the right to sublicense in and to all the Companies intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property.  The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay the Company costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.

The agreements contain a provision allowing for the reassignment of the intellectual property back to the Company at both the option of the Company and the affiliate, each option independent of the other.  Under these options the Company may reacquire all its rights granted in the exclusive license agreement above for an amount equal to the total costs paid under this agreement plus 25 percent in cash or in common equity at a conversion rate of $0.50625 (“Reacquisition Fee”).  On February 12, 2010, CIP agreed to transfer, under certain conditions, the licensing and software services agreement to Nicaragua Rising, Inc. in consideration of 14,520,865 shares. See Note 3.

During the three and twelve months ended March 31, 2011 and December 31, 2010, the Company received advances under this agreement of $385,552 and $1,671,114, respectively. Interest accrued for the three and twelve months ended March 31, 2011 and December 31, 2010 amounted to $96,388 and $430,278, respectively, and is included in advances, related parties on the condensed consolidated balance sheets.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $7,833,128 and $7,351,188 as of March 31, 2011 and December 31, 2010, respectively.

5.     Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. As of March 31, 2011, the debt was convertible into 312,309 shares of common stock and had a carrying value of $421,617. Interest expense for the three months ended March 31, 2011 and 2010 amounted to $10,938 and $7,475, respectively. The Company is in default of this agreement.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 456,047 shares of common stock at March 31, 2011 and had a carrying value of $374,759. Interest expense for the three months ended March 31, 2011 and 2010 amounted to $5,361 and $3,664, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.     Convertible Notes Payable - Related Party (continued)

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 130,300 shares of common stock at March 31, 2011 and had a carrying value of $107,074. Interest expense for the three months ended March 31, 2011 and 2010 amounted to $1,532 and $1,047, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

At March 31, 2011 and December 31, 2010, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance December 31, 2010	$750,705	$134,915	$885,620
Interest accrued March 31, 2011	-	17,831	17,831
Balance March 31, 2011	$750,705	$152,746	$903,451

6.     Convertible Notes Payable – Bridge Loans

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

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

6.     Convertible Notes Payable – Bridge Loans (continued)

During the year ended December 31, 2010, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the three months and twelve months ended March 31, 2011 and December 31, 2010, the Ceelox Private recorded amortization of discounts in the amount of $3,199 and $16,343 related to unconverted instruments, respectively. As of March 31, 2011 and December 31, 2010, the carrying amounts of convertible bridge notes were $305,309, net of $9,214 in un-amortized discount and $296,415, net of $12,413 in un-amortized discount, respectively.

7.     Note Payable - Related Party

On March 31, 2011, Ceelox issued a promissory note to a related party in the amount of $110,000. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. No interest had accrued at March 31, 2011.

8.     Recapitalization and Equity Activity

Warrants

The Company had outstanding warrants at March 31, 2011 totaling 6,254,782, retroactively restated to reflect the effects of the Company’s recapitalization and reverse merger.  The warrants expire at various dates ranging from October 1, 2012 through February 11, 2015 and have an average exercise price of $0.16.

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

Simultaneously with the Share Exchange, the Company and its majority beneficial shareholder agreed to cancel 1,175,101 of the 11,091,101 Nicaragua shares purchased by the Company and exchange 9,916,000 shares of Nicaragua common stock for consideration of a $350,000 convertible note (see Note 4).  The shares purchased by the Company were reissued with the recapitalization transaction.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.     Recapitalization and Equity Activity (continued)

Consulting Agreement

On February 1, 2010, the Company entered into an agreement with a consultant to perform such investor relations, public relations and other similar services as may be reasonably requested by The Company.  Such services may include, but shall not be limited to: (i) the introduction and implementation of marketing programs and other resources to the Company, (ii) the identification of capable individuals who may be considered as potential board members and/or officers of the Company and (iii) the identification and pursuit of strategic alliances for the Company.  In consideration of services performed and to be performed by Consultant, the Company shall deliver the following to Consultant: (i) 55,556 shares of the Company’s common stock and (ii) an option to purchase 138,889 shares of the Company’s common stock with an exercise price of $.99 per share and a five (5) year term.  Such option shall be in such form and subject to such terms and conditions as are typical in stock options of similar nature and size. During the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation of $0 and $24,685, respectively, related to this agreement.

Retained Search Agreement

On February 1, 2010, the Company engaged a retained executive search firm.  The Company agreed to a fee for service that is a cash and stock amount equal to a percentage of the hired executive’s first year on target earnings with a minimum total fee of $100,000.  Half of the fee will be paid in cash and half will be paid in the form of an immediate stock grant of 69,444 shares of the Company’s Common stock which was due on signing.  The Company does not expect the fee to exceed $100,000. During the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation of $0 and $28,125, respectively, related to this agreement.

Investment Banking Agreement

In July 2009, the Company entered into an agreement with a firm for investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company (i) in partial consideration for all Advisory Services to be rendered under the Agreement, the Company issued the firm 1,342,130 shares of common stock on October 15, 2009 having a value of approximately $540,000, (ii) a non-refundable due diligence review fee of $45,000 and 12 consecutive monthly payments of $15,000 (iii) an advisory fee of 7% of the total gross consideration of cash, equity, debt or property attributed to a business combination or any financing obtained through the advisory firm.  This agreement was further amended on February 12, 2010 whereby the Company issued shares for these services in conjunction with the Nicaragua-Ceelox Private Share Exchange described above.

On October 8, 2010, the Company entered into an additional agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 150,000 shares of common stock no later than March 1, 2011, (ii) nine (9) consecutive monthly payments of $15,000 commencing on November 1, 2010, and (iii) $45,000 upon execution of the agreement.  The agreement states that the common stock is earned over twelve (12) consecutive months at 12,500 shares per month. The agreement is retroactive to August 1, 2010.  During the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation of $29,500 and $0, respectively, related to this agreement. On March 1, 2011, the Company issued 150,000 for services rendered from August 2010 through March 2011 and for services to be rendered from April 2011 through July 2011. Since the stock issued for services to be rendered from April 2011 through July 2011 has not been earned, the Company recorded $22,625 to prepaid consulting expense.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.     Recapitalization and Equity Activity (continued)

Marketing Agreement

On January 12, 2010, the Company entered into a corporate advisory services agreement (the "Agreement") with Core Consulting Group ("Core"). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director and was subsequently exchanged for a convertible note. The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months and has recorded $83,333 in consulting expense through December 31, 2010.  On September 8, 2010, the Company extended its agreement with Core for a period of three months.  The Company has agreed to issue to Core an aggregate of 150,000 shares of common stock and to pay Core $20,000 in cash.  During the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation of $0 and $50,000 respectively, related to this agreement.

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.     Recapitalization and Equity Activity (continued)

Legal Services Agreement

On February 1, 2011, the Company contracted with an attorney to provide Corporate Counsel Services and support its SEC reporting and public company legal matters.   In exchange for $70,000 in services the Company issued 100,000 non-refundable shares of its common stock for services.  The Shares were deemed fully earned upon signing of this Agreement and not subject to forfeiture.  In addition, the Company agreed to pay $5,000 per month for the Services up to twenty hours per month and thereafter at a rate per hour.  Upon mutual agreement of the Company and the attorney, the monthly services may be paid for by the issuance of the Company’s common stock.  In the event that the attorney agrees to accept shares of the Company’s restricted stock, the Company will issue an amount of restricted stock equal to $10,000 for each month that stock is issued for services.  The determination of the stock price for purposes of issuing shares hereunder shall be based on the stock price on the date of issuance.

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

Consulting Agreement

On March 22, 2011, the Company engaged a financial consulting services firm through May 5, 2011 to assist it in effectively presenting itself to the financial services community and develop a financial advisory strategy.  As compensation for the services the Company agreed to pay the consulting firm $150,000, of which $70,000 has been paid and the remaining $80,000 is due upon the closing of the Company’s next financing.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

9.     Equity Incentive and Stock-Based Compensation Plan

Stock Option Plans

As of January 1, 2010, Ceelox Private had one stock option plan under which grants were outstanding. Grants under the stock option plan typically had a requisite service period of 36 months, straight-line or graded vesting schedules and expired not more than ten years from date of grant. The Plan was approved by the Ceelox Private board on January 2, 2007.

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

As of March 31, 2011, 3,751,140 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

General Stock Option Information

Employee Options

On February 24 , 2011, the Company issued options totaling 195,000 to six of its employees with a strike price of $0.55, which 50% of the options vest on or after February 17, 2012 and the remaining 50% vest on or after February 17, 2013. In the event of a merger or consolidation of the Company with or into another corporation or entity in which the Company does not survive, or in the event of a sale of all or substantially all of the assets of the Company in which the shareholders of the Company receive securities of the acquiring entity or an affiliate thereof, all options immediately vest and become exercisable as of the day immediately preceding any such event.  Additionally, in the event that the Company receives gross proceeds of a minimum of $2,500,000 in equity, or equity-linked, securities from a non-affiliated third party(ies), all options immediately vest and become exercisable upon the Company’s receipt of any such proceeds.

As of March 31, 2011 and December 31, 2010, there was $68,469 and $8,488 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2 years and 4 years.

Stock-Based Compensation

Stock Options

During the three months ended March 31, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $4,015 and $71,193, respectively.

10.   Concentrations

For the three months ended March 31, 2011 and 2010, the Company had two major customers, which represented approximately 97% and 97% of the respective years’ revenue.  Accounts receivable from these customers at March 31, 2011 and December 31, 2010 were $2,663 and $6,730, respectively.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

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

12.   Subsequent Events

Notes Payable - Related Party

The Company received proceeds in the amount $227,035 from short-term notes from the Chairman.  It is expected that the notes will be repaid from future financings.  The notes are payable on demand and carry an interest rate of 0.55%.

Lock-Up Agreements

On April 27, 2011, the Company entered into a lock-up agreement with one of its shareholders for purposes of effecting a more orderly disposition of such shareholders shares of common stock.  Pursuant to the lock-up agreements, such shareholder has agreed not to sell any of the 375,995 shares held by it for a period of 30 days.  In exchange therefore, the Company has paid the shareholder $15,000 for a 30 day lock-up and the Company has the right to extend the lock-up period for an additional 30 days upon the payment of an additional $15,000 to the shareholder.

On April 28, 2011, the Company entered into a lock-up agreement with two additional shareholders pursuant to which such shareholders have agreed not to sell any of the 170,291 shares held by them for a period of 60 days.  In exchange therefore the Company has agreed to pay the shareholders an aggregate of $10,000.  However, in the event that the Company introduces a third-party that offers to acquire the shares from the shareholders during the lock-up period at $0.45 per share and the shareholders reject such offer the shareholders shall not be entitled to the $10,000 payment.

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

Overview

We were formed for the purpose of developing and marketing advanced security solutions using fingerprint and other biometric technology and encryption software solutions.   Our biometric identification and encryption software solutions provide innovative and new ways for customers to securely access, store, send and receive confidential information.  Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to confirm the identity of an individual or identify a specific person from a broader population.  The use of biometrics enables enterprise and consumer users to login to different systems and applications using secure credentials based on their unique characteristics, while blocking unauthorized users.  Our biometric authentication provides strong protection against identity theft.  We commenced marketing our products in the first half of 2007 following more than three years of technology and product development.  We believe that our products meet the needs of companies that require strong data, systems and applications security including financial institutions, healthcare providers, insurance companies, government agencies, utilities, eMerchants, social network providers, and any business where security and identification are key concerns.  To date we have invested over $13 million in the operations of the business including research and development, product development and marketing of our products.

Results of Operations

Net Revenue

For the three months ended March 31, 2011 and 2010 the Company had revenues of $5,037 and $13,945, respectively.   This results from the fact that the Company was focused on affecting a reverse merger with a public company and securing funding to execute its business plan. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $43,113 or 7% for the three months ended March 31, 2011 from the three months ended March 31, 2010.  The decrease in Operating Costs and Expenses was due primarily to decreases in accounting and merger related expenses of $62,256 and consulting expenses of $38,435.  The decreases were partially offset by an increase in legal fees of $93,998.

Loss from Operations

Our operating loss for the three months ended March 31, 2011 was $549,360 compared to a loss of $583,565 for the three months ended March 31, 2010.  The decreased loss from operations of $34,205 or 6% was due largely to lower merger related expenses and consulting expenses stated above.

Interest Expense

Interest expense and related financing fees for the three months ended March 31, 2011 was $124,078 compared to $164,012 for the three months ended March 31, 2010, a decrease of $39,934 or 24% primarily due to lower interest because of the conversion of the convertible bridge notes below and lower advances under the license agreement below.  In August 2005, the Company entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s condensed consolidated financial statements).  Interest on that note was $10,938 for three months ended March 31, 2011 compared to $7,475 for the same period in 2010.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 5 of the Company’s condensed consolidated financial statements) which contributed $6,913 additional interest expense.  Between August 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $8,894 for the three months ended March 31, 2011.  Of the $8,894 in interest expense, $5,695 is related to accrued interest and $3,199 is related to debt discount.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the three months ended March 31, 2011 the Company received additional advances under this agreement of $385,552 which resulted in additional interest expense of $96,388.  See Footnote 4 of the Company’s condensed consolidated financial statements for additional detail.

Net Loss

During the three months ended March 31, 2011 and 2010 the Company incurred net losses of $673,438 and $747,577, respectively.  The decreased losses of $74,139 were primarily due to lower merger related, consulting and interest expenses.

Liquidity and Capital Resources

As of March 31, 2011, we had a working capital deficit of $9,258,674, as compared to a working capital deficit of $8,789,424 as of December 31, 2010.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $434,922 during the three months ended March 31, 2011 was primarily a result of our $673,438 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $576,834 during the three months ended March 31, 2010 was primarily a result of our $747,577 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the three months ended March 31, 2011 and March 31, 2010 we expended $0 and $1,133, respectively.  The amounts we expended for the three months ended March 31, 2010 were for the purchase of property and equipment.

Financing Activities

During the three months ended March 31, 2011, we generated proceeds of $425,552 from our financing activities which consisted of: (i) advances from related parties of $385,552, and (ii) proceeds from a related party note of $40,000.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

ITEM 3.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

ITEM 4.          CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Euston, our Chief Executive Officer and Acting Chief Financial Officer, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. At the time of our evaluation we only had one officer handling the CEO and CFO functions. Inasmuch as there is no segregation of duties within the Company as of March 31, 2011, there was no segregation of duties between the CEO and CFO. Additionally, a material weakness exists as of March 31, 2011, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions.  As such, as of March 31, 2011, we do not believe that our disclosure controls and procedures were effective.

Changes in Internal Controls

There have been no changes in our control over financial reporting that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1A.       RISK FACTORS.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of May, 2011.

CEELOX INC.
(the “Registrant”)

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