Form 10-Q
period 2011-06-30
Ceelox Inc.
filed 2011-09-21
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-1421766

CEELOX, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210
 (Address of principal executive offices, including zip code.)

(813) 769-0918
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,647,555 as of September 20, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. and SUBSIDIARY
June 30, 2011

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2011	2010
	Unaudited	Audited

ASSETS
Current assets:
Cash	$2,689	$25,729
Accounts receivable	-	7,206
Inventory	36,491	35,674
Prepaids and other current assets	61,871	43,497
Total current assets	101,051	112,106

Property and equipment, net	8,964	11,904
Software development costs, patents and trademarks, net	92,689	100,813
Total assets	$202,704	$224,823

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$373,557	$368,307
Advances, related party	7,833,128	7,351,188
Notes payable, related party	474,944	-
Convertible notes payable - related party	921,844	885,620
Convertible notes payable – bridge loans	314,301	296,415
Total current liabilities	9,917,774	8,901,530

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares,
authorized; none issued and outstanding	-	-

Common stock, $0.00001 par value: Authorized 100,000,000 shares;
Issued: 11,647,555 shares as of June 30, 2011and 11,383,673
shares as of December 31, 2010; Outstanding: 11,647,555 at
June 30, 2011 and 11,383,673 at December 31, 2010	117	114
Additional paid-in capital	15,800,888	15,594,014
Accumulated deficit	(25,178,611)	(23,975,687)
Non-controlling interests	(337,464)	(295,148)
Total stockholders’ deficit	(9,715,070)	(8,676,707)
Total liabilities and stockholders’ deficit	$202,704	$224,823

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2011	2010

Revenue:
Hardware and software	$1,374	$9,337
Licensing	10,002	7,610
Contract revenue	-	-
Total Revenue	11,376	16,947

Operating costs and expenses:
Costs of hardware sales	3,710	12,318
Marketing, general and administrative	1,029,221	1,207,625
Depreciation and amortization	11,063	13,018
Total costs and expenses	1,043,994	1,232,961

Operating loss	(1,032,618)	(1,216,014)

Other income (expenses):
Interest and amortization of financing fees	(212,621)	(301,892)
Other income	-	-
Total other income (expenses)	(212,621)	(301,892)

Net loss	$(1,245,239)	$(1,517,906)

Less: Net loss attributable to non-controlling interest	42,316	46,866

Net loss attributable to common stockholders	$(1,202,923)	$(1,471,040)

Basic and diluted loss per share	$(0.10)	$(0.13)

Weighted average shares basic and diluted	11,625,770	11,059,307

Stock-based compensation:
Payroll and related benefits	$12,252	$121,424
Consulting	$45,875	$52,810
Legal Fees	$80,000	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	June 30,	June 30,
	2011	2010

Revenue:
Hardware and software	$-	$-
Licensing	6,339	3,581
Contract revenue		-
Total Revenue	6,339	3,581

Operating costs and expenses:
Costs of hardware sales	1,419	-
Marketing, general and administrative	482,663	629,935
Depreciation and amortization	5,515	6,094
Total costs and expenses	489,597	636,029

Operating loss	(483,258)	(632,448)

Other income (expenses):
Interest and amortization of financing fees	(88,543)	(137,881)
Other income	-	-
Total other income (expenses)	(88,543)	(137,881)

Net loss	$(571,801)	$(770,329)

Less: Net loss attributable to non-controlling interest	18,994	21,449

Net loss attributable to common stockholders	$(552,807)	$(748,880)

Basic and diluted loss per share	$(0.05)	$(0.07)

Weighted average shares basic and diluted	11,647,555	11,169,190

Stock-based compensation:
Payroll and related benefits	$8,237	$103,041
Consulting	$16,375	$-
Legal Fees	$-	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(1,245,239)	$(1,517,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	7,145
Stock compensation expense to consultants and employees	138,127	189,234
Amortization of deferred finance fees	-	4,699
Depreciation and amortization	11,063	13,018
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	7,206	8,668
Inventory	(817)	3,692
Prepaids and other current assets	(12,124)	(45,277)
Accounts payable and accrued liabilities	288,401	255,025
NET CASH USED IN OPERATING ACTIVITIES	(813,383)	(1,081,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,132)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,132)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related party	-	100,000
Advances from related party	385,552	853,721
Proceeds from notes payable, related party	404,791	-
Proceeds from issuance of convertible note – bridge loans	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	790,343	1,013,721

NET INCREASE (DECREASE) IN CASH	(23,040)	(69,113)

CASH:
Beginning of period	25,729	125,141
End of period	$2,689	$56,028

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable, related party and bridge loans into common stock	$-	$353,476
Issuance of convertible notes payable, related party in exchange for share purchase and stockholder advances	$-	$450,000
Advance – Expenses paid by related party	$70,000	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

1.  Nature of Business and Recapitalization Transaction

Ceelox, Inc. (the “Company”) (formerly Nicaragua Rising, Inc. or “Nicaragua”) was incorporated on October 24, 2007 in Nevada; The Company was a Development Stage Company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private (defined below), certain stockholders of Ceelox Private, the Company and the Company’s majority stockholder, the Company exchanged 1 share of the Company’s common stock for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.  See Note 8 for a more detailed discussion of the Nicaragua-Ceelox Private Share Exchange.

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

2.  Going Concern and Management's Plans

During the six and three months ended June 30, 2011 and 2010, the Company was engaged in advertising and marketing activities directed at generating interest in its fully developed products.  As indicated in the accompanying consolidated financial statements, at June 30, 2011 and December 31, 2010, the Company had $2,689 and $25,729 in cash, respectively, and $9,816,723 and $8,789,424 in negative working capital, respectively.  For the six months ended June 30, 2011 and 2010, the Company had a net loss of $(1,245,239) and $(1,517,906), respectively, and utilized $813,383 and $1,081,702, respectively, in cash from operations.  For the three months ended June 30, 2011 and 2010, the Company had a net loss of $(571,801) and $(770,329), respectively.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2011.   No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

The Company continues to be dependent upon cash receipts from debt and equity financing and the funding from CIP, LLC (“CIP”), a related party (“Related Party”).  However, remaining cash reserves from these activities are insufficient to sustain the Company’s operations until substantial revenue production can be achieved, which is not currently projected for the near term.  As a result, management continues to curtail operating activities, and minimized cash outflows.  Management’s plans to sustain its operations rely on the continuing financial support from the Related Party and the sale of common stock in private placement or public transactions.  There can be no assurances that the Related Party will continue to fund the working capital requirements of the Company or that the sale of common stock in private or public placement transactions will result in sufficient cash to fund operations at current levels, if any.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

2.  Going Concern and Management's Plans (continued)

As more fully discussed in Note 4, the Company granted CIP, an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license (the “License Agreement”), with the right to sublicense in and to all of the Company’s intellectual property. Additionally and in connection with the License Agreement, the Company entered into a Software Services Agreement with CIP, whereby CIP agreed to pay the Company’s costs associated with marketing its products and maintaining and developing the Company’s products based on its biweekly cash burn rate, net of sales collections. Any amount of revenues in excess of expenses generated by the Company would be for the benefit of CIP. Either party could terminate the agreement whereby the intellectual property assigned to CIP would revert back to the Company in consideration of all previous monies advanced to the Company plus reassignment consideration, (approximately $7.8 million at June 30, 2011). Pursuant to a License Reacquisition Letter Agreement entered into on February 12, 2010, CIP agreed to assign its rights in the License Agreement and Software Services Agreement to the Company in exchange for the issuance of 14,520,865 shares of common stock to CIP at such time as CIP determines in its sole discretion that adequate financing to support the Company's business will be obtained from an unrelated third party.

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP.

The Demand Letter requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under that certain 8% Convertible Promissory Note dated August 17, 2005 in the original principal amount of $500,000 (as subsequently amended from time to time, the “Note”) or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  The current amount due under the Note is approximately $431,705 (which includes $300,705 in principal and approximately $132,000 of interest as of the date of the Demand Letter), and in addition to the obligations to CIP under the Note, Ceelox Sub has other contractual obligations to CIP that, if CIP so elected, would require an immediate payment from Ceelox Sub to CIP of approximately $7,983,000, including accrued interest.

The Demand Letter further states that if Ceelox Sub agrees to deliver title to all of the Collateral to CIP on or before August 12, 2011, CIP will agree that (i) all indebtedness under the Note will be deemed satisfied and (ii) all other contractual agreements between CIP and Ceelox Sub will be terminated and any amounts due thereunder will be written off by CIP.

On August 3, 2011, CIP, the Company’s majority stockholder, executed a majority stockholder written consent authorizing the Company to execute a majority stockholder consent that authorized Ceelox Sub to deliver all of the Collateral to CIP on August 12, 2011 in exchange for CIP’s agreement to forgive all amounts due under the Note and all other amounts due to CIP by Ceelox Sub.

Although authorized to act as indicated, the Company has held off doing so as CIP indicated verbally that it would give Ceelox Sub and the Company some additional time past August 12, 2011 to find financing or some other acceptable solution.  If no acceptable solution can be found, it is the Company's intention to execute the consent authorizing the transaction between CIP and Ceelox Sub.  The transaction will result in the termination of (i) that certain License Agreement dated July 20, 2007 between CIP and Ceelox Sub and (ii) that certain Exclusive Software Development Maintenance and Marketing Services Agreement dated July 20, 2007 between CIP and Ceelox Sub.

In connection with the proposed transaction, Ceelox Sub has agreed to execute and return certain documents that accompanied the Demand Letter on or before August 12, 2011, including the following: (i)Termination, Settlement and Full Release, (ii) Omnibus Bill of Sale and Assignment and (iii) Global Assignment of Intellectual Property Rights, (collectively, the “Settlement Agreements”). This is more fully discussed in Note 13.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

3.  Basis of Presentation and Selected Significant Accounting Policies

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

The operating results for the six months ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Certain amounts in the June 30, 2010 condensed consolidated interim financial statements and disclosures have been reclassified to conform to the current year presentation.

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

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

3.  Basis of Presentation and Selected Significant Accounting Policies (continued)

Computation of (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 25,319,019 and 21,121,358 of potentially dilutive options, warrants and convertible debt instruments at June 30, 2011 and 2010 respectively.

	For the Six Months Ended
	2011	2010
Potentially dilutive options	2,279,063	1,232,183
Potentially dilutive warrants	6,254,783	6,304,783
Potentially dilutive convertible instruments	16,785,173	13,584,392
	25,319,019	21,121,358

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

CEELOX, INC. and SUBSIDIARY
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

The agreements contain a provision allowing for the reassignment of the intellectual property back to the Company at both the option of the Company and the affiliate, each option independent of the other.  Under these options the Company may reacquire all its rights granted in the exclusive license agreement above for an amount equal to the total costs paid under this agreement plus 25 percent in cash or in common equity at a conversion rate of $0.50625 (“Reacquisition Fee”).  On February 12, 2010, CIP agreed to transfer, under certain conditions, the licensing and software services agreement to Nicaragua Rising, Inc. in consideration of 14,520,865 shares. See Note 2.

During the six months ended June 30, 2011 and June 30, 2010, the Company received advances under this agreement of $385,552 and $831,721, respectively. Interest accrued for the six months ended June 30, 2011 and June 30, 2010 amounted to $96,388 and $215,838, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $7,833,128 and $7,351,188 as of June 30, 2011 and December 31, 2010, respectively.

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest (See Note 5) or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the outstanding related party advances plus accrued interest.  This is more fully discussed in Note 13.

5.  Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. As of June 30, 2011, the debt was convertible into 320,667 shares of common stock and had a carrying value of $432,900. Interest expense for the six months ended June 30, 2011 and 2010 amounted to $22,220 and $17,882, respectively. The Company is in default of this agreement.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 469,494 shares of common stock at June 30, 2011 and had a carrying value of $380,290. Interest expense for the six months ended June 30, 2011 and 2010 amounted to $10,892 and $8,765, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.  Convertible Notes Payable - Related Party (continued)

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 134,141 shares of common stock at June 30, 2011 and had a carrying value of $108,654. Interest expense for the six months ended June 30, 2011 and 2010 amounted to $3,112 and $2,504, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

At June 30, 2011and December 31, 2010, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance December 31, 2010	$750,705	$134,915	$885,620
Interest accrued June 30, 2011	-	36,224	36,224
Balance June 30, 2011	$750,705	$171,139	$921,844

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the $100,000 and $350,000 Face Value Convertible Notes Payable – Related Party plus accrued interest.  This is more fully discussed in Note 13.

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

6.  Convertible Notes Payable – Bridge Loans (continued)

Ceelox Private had issued $435,000 of notes under this subscription agreement through December 31, 2009 and an additional $60,000 through December 31, 2010. In February 2010, the Company exchanged a non interest bearing stockholder advance payable for a convertible bridge loan in the amount of $134,735. Ceelox Private determined that, based upon the contractual terms of the agreement, the maximum number of warrants to be issued, in aggregate, would be 1,166,176 and has calculated a gross discount at inception in the amount of $58,064 ($17,739 of discounts recorded during the period for new issuances) and is amortizing this amount on a straight line basis over the term of the agreements.  Ceelox Private considered the guidance under ASC 815 in evaluation of whether an embedded feature is considered indexed to a Company’s own stock.  Ceelox Private determined that the guidance did not apply and the debt did qualify as conventional convertible debt.

During the year ended December 31, 2010, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the six and twelve months ended June 30, 2011 and December 31, 2010, the Ceelox Private recorded amortization of discounts in the amount of $27,016 and $20,582 related to unconverted instruments, respectively. As of June 30, 2011 and December 31, 2010, the carrying amounts of convertible bridge notes were $314,301, net of $5,979 in un-amortized discount and $296,415, net of $12,413 in un-amortized discount, respectively.

7.  Notes Payable - Related Party

On March 31, 2011, Ceelox issued a promissory note to a related party in the amount of $110,000. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the six months ended June 30, 2011 amounted to $153.

On June 30, 2011, Ceelox issued a promissory note to a related party in the amount of $364,791. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. No interest had accrued at June 30, 2011.

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the $110,000 and $364,791 Face Value Convertible Notes Payable – Related Party plus accrued interest.  This is more fully discussed in Note 13.

8.  Recapitalization and Equity Activity

Warrants

The Company had outstanding warrants at June 30, 2011 totaling 6,254,783, retroactively restated to reflect the effects of the Company’s recapitalization and reverse merger.  The warrants expire at various dates ranging from October 1, 2012 through February 11, 2015 and have an average exercise price of $0.16.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.  Recapitalization and Equity Activity (continued)

Nicaragua-Ceelox Private Share Exchange

On February 12, 2010 (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private and the Company, certain stockholders of Ceelox Private participated in the share exchange agreement whereby 1 share of the Company’s common stock was exchanged for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.  The historical financial statements of Ceelox Private for periods prior to this transaction are considered to be the historical financial statements of the combined entities as the substance of the transaction is a reverse merger or recapitalization of Ceelox Private with and into the Company, which was deemed to be a shell company.  Ceelox Private is the accounting acquirer as its stockholders obtained control of the combined entities as a result of the Merger.

In connection with the recapitalization transaction, Ceelox Private retired 121,111 shares of its Treasury Stock.  In addition, the Company recorded non-controlling interest in the initial amount of $192,243 related to 385,635 shares of Ceelox Private common stock not participating in the Nicaragua-Ceelox Private Share Exchange.

Simultaneously with the Share Exchange, the Company and its majority beneficial stockholder agreed to cancel 1,175,101 of the 11,091,101 Nicaragua shares purchased by the Company and exchange 9,916,000 shares of Nicaragua common stock for consideration of a $350,000 convertible note (see Note 4).  The shares purchased by the Company were reissued with the recapitalization transaction.

Consulting Agreement

On February 1, 2010, the Company entered into an agreement with a consultant to perform such investor relations, public relations and other similar services as may be reasonably requested by The Company.  Such services may include, but shall not be limited to: (i) the introduction and implementation of marketing programs and other resources to the Company, (ii) the identification of capable individuals who may be considered as potential board members and/or officers of the Company and (iii) the identification and pursuit of strategic alliances for the Company.  In consideration of services performed and to be performed by Consultant, the Company shall deliver the following to Consultant: (i) 55,556 shares of the Company’s common stock and (ii) an option to purchase 138,889 shares of the Company’s common stock with an exercise price of $.99 per share and a five (5) year term.  Such option shall be in such form and subject to such terms and conditions as are typical in stock options of similar nature and size. During the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation of $0 and $24,685, respectively, related to this agreement.

Retained Search Agreement

On February 1, 2010, the Company engaged a retained executive search firm.  The Company agreed to a fee for service that is a cash and stock amount equal to a percentage of the hired executive’s first year on target earnings with a minimum total fee of $100,000.  Half of the fee will be paid in cash and half will be paid in the form of an immediate stock grant of 69,444 shares of the Company’s Common stock which was due on signing.  The Company does not expect the fee to exceed $100,000. During the six months ended June 30, 2011and 2010, the Company recorded stock-based compensation of $ 0 and $28,125, respectively, related to this agreement.

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

On October 8, 2010, the Company entered into an additional agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 150,000 shares of common stock no later than March 1, 2011, (ii) nine (9) consecutive monthly payments of $15,000 commencing on November 1, 2010, and (iii) $45,000 upon execution of the agreement.  The agreement states that the common stock is earned over twelve (12) consecutive months at 12,500 shares per month. The agreement is retroactive to August 1, 2010.  During the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation of $45,875 and $0, respectively, related to this agreement. On March 1, 2011, the Company issued 150,000 shares for services rendered from August 2010 through June 2011 and for services to be rendered for July 2011.

Marketing Agreement

On January 12, 2010, the Company entered into a corporate advisory services agreement (the "Agreement") with Core Consulting Group ("Core"). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director and was subsequently exchanged for a convertible note. The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months and has recorded $83,333 in consulting expense through December 31, 2010.  On September 8, 2010, the Company extended its agreement with Core for a period of three months.  The Company has agreed to issue to Core an aggregate of 150,000 shares of common stock and to pay Core $20,000 in cash.  During the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation of $0 and $50,000 respectively, related to this agreement.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.  Recapitalization and Equity Activity (continued)

Marketing Agreement (continued)

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

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

9.  Equity Incentive and Stock-Based Compensation Plan (continued)

General Stock Option Information

Employee Options

On February 24 ,2011, the Company issued options totaling 195,000 to six of its employees with a strike price of $0.55, which 50% of the options vest on or after February 17, 2012 and the remaining 50% vest on or after February 17, 2013. In the event of a merger or consolidation of the Company with or into another corporation or entity in which the Company does not survive, or in the event of a sale of all or substantially all of the assets of the Company in which the stockholders of the Company receive securities of the acquiring entity or an affiliate thereof, all options immediately vest and become exercisable as of the day immediately preceding any such event.  Additionally, in the event that the Company receives gross proceeds of a minimum of $2,500,000 in equity, or equity-linked, securities from a non-affiliated third party(ies), all options immediately vest and become exercisable upon the Company’s receipt of any such proceeds.

As of June 30, 2011and December 31, 2010, there was $60,232 and $8,488 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2 years and 4 years.

As of June 30, 2011, 3,579,689 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

Stock-Based Compensation

Stock Options

During the six months ended June 30, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $12,252 and $121,424, respectively.

10.  Concentrations

For the six and three months ended June 30, 2011 and 2010, the Company had two major customers, which represented approximately 97% and 97% of the respective years’ revenue.  Accounts receivable from these customers at June 30, 2011 and December 31, 2010 were $0 and $6,730, respectively.

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

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

12.  Lock-Up Agreements

On April 27, 2011, the Company entered into a lock-up agreement with a related party for purposes of effecting a more orderly disposition of such shares of common stock.  Pursuant to the lock-up agreements, such related party has agreed not to sell any of the 375,995 shares held by it for a period of 30 days.  In exchange therefore, the Company has paid the related party $15,000 for a 30 day lock-up on May 27, 2011 and the Company extended the lock-up period for an additional 30 days with the payment of an additional $15,000 to the related party.

On April 28, 2011, the Company entered into a lock-up agreement with two additional related parties pursuant to which such related parties have agreed not to sell any of the 170,291 shares held by them for a period of 60 days.  In exchange therefore the Company has agreed to pay the related parties an aggregate of $10,000.  However, in the event that the Company introduces a third-party that offers to acquire the shares from the stockholders during the lock-up period at $0.45 per share and the related parties reject such offer they shall not be entitled to the $10,000 payment.

13.  Subsequent Events

Termination of a Material Definitive Agreement

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority shareholder, CIP, LLC, a Kansas limited liability company (“CIP”).

The Demand Letter requires the Company’s majority-owned subsidiary, Ceelox, Inc., a Florida corporation (“Ceelox Sub”) to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under that certain 8% Convertible Promissory Note dated August 17, 2005 in the original principal amount of $500,000 (as subsequently amended from time to time, the “Note”) or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  The current amount due under the Note is approximately $431,705 (which includes $300,705 in principal and approximately $132,000 of interest as of the date of the Demand Letter, and in addition to the obligations to CIP under the Note, Ceelox Sub has other contractual obligations to CIP that, if CIP so elected, would require an immediate payment from Ceelox Sub to CIP of approximately $7,983,000, including accrued interest.

The Demand Letter further states that if Ceelox Sub agrees to deliver title to all of the Collateral to CIP on or before August 12, 2011, CIP will agree that (i) all indebtedness under the Note will be deemed satisfied and (ii) all other contractual agreements between CIP and Ceelox Sub will be terminated and any amounts due thereunder will be written off by CIP.

On August 3, 2011, CIP, the Company’s majority stockholder, executed a majority stockholder written consent authorizing the Company to execute a majority stockholder consent that authorized Ceelox Sub to deliver all of the Collateral to CIP on August 12, 2011 in exchange for CIP’s agreement to forgive all amounts due under the Note and all other amounts due to CIP by Ceelox Sub.

Although authorized to act as indicated, the Company has held off doing so as CIP indicated verbally that it would give Ceelox Sub and the Company some additional time past August 12, 2011 to find financing or some other acceptable solution.  If no acceptable solution can be found, it is the Company's intention to execute the consent authorizing the transaction between CIP and Ceelox Sub.  The transaction will result in the termination of (i) that certain License Agreement dated July 20, 2007 between CIP and Ceelox Sub and (ii) that certain Exclusive Software Development Maintenance and Marketing Services Agreement dated July 20, 2007 between CIP and Ceelox Sub.

In connection with the proposed transaction, Ceelox Sub has agreed to execute and return certain documents that accompanied the Demand Letter on or before August 12, 2011, including the following: (i)Termination, Settlement and Full Release, (ii) Omnibus Bill of Sale and Assignment and (iii) Global Assignment of Intellectual Property Rights, (collectively, the “Settlement Agreements”). This is more fully discussed in Note 13.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

13.  Subsequent Events (continued)

Termination of a Material Definitive Agreement (continued):

The result of Ceelox Sub entering into the Settlement Agreements will result in the Company ceasing its operations.  However, as of the date of this filing Ceelox Sub has not executed the Settlement Agreements and will not execute such agreements until the Company as its majority shareholder provides its approval thereof.  The Company continues to develop and sell its products, seek funding from third parties and explore strategic relationships.  Furthermore, CIP has agreed not to enforce its demand letter while the Company continues to develop and sell its products, pursue funding and seek to enter into a strategic relationship with a third party.  There can be no assurance that CIP will not seek to enforce its demand at any time after the date hereof.  Additionally, there can be no assurance that the Company will be able to raise additional capital, continue to sell its products or enter into a strategic relationship with a third party in a timely fashion if at all.

Employee Furlough

During the month of July the Company furloughed all remaining employees with the exception of the Chief Executive Officer and the Chief Operating Officer.  The Company may bring back certain employees if new funding is secured and/or the Company enters into a strategic transaction.  Although the Company furloughed substantially all its employees, the Company continues to sell and develop its products and pursue funding and/or a strategic transaction with a third party as otherwise discussed in Footnote 13.

Exit of Lease

After July 31, 2011, the Company did not renew the lease agreement at 13976 Lynmar Blvd, Tampa, Florida 33626. The Company has not signed a new lease.

Executive Officer Resignation

On September 15, 2011 the Company’s Chief Executive Officer and Acting Chief Financial Officer and Director, Mr. Gerry Euston, resigned.  Mr. Euston’s resignation was not the result of any disagreements concerning the Company’s operations or policies.  On September 16, 2011, the Board through Unanimous Written Consent, appointed Mr. Mark L. Grannell to the position of Chief Executive Officer and Chief Operating Officer and William P. Moore to the position of Secretary, Treasurer, and Chief Financial Officer.

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

Results of Operations

Six Months Ended June 30, 2011 Compared with Six Months Ended June 30, 2010

Net Revenue

For the Six months ended June 30, 2011 and 2010 the Company had revenues of $11,376 and $16,947, respectively.   This results from the fact that the Company was focused on affecting a reverse merger with a public company and securing funding to execute its business plan. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $188,967 or 15% for the six months ended June 30, 2011 from the six months ended June 30, 2010.  The decrease in Operating Costs and Expenses was due primarily to decreases in salaries and benefits of $205,495 and accounting and merger related expenses of $140,309.  The decreases were partially offset by an increase in legal fees of $119,760 and consulting expenses of $76,137.

Loss from Operations

Our operating loss for the six months ended June 30, 2011 was $1,032,618 compared to a loss of $1,216,014 for the six months ended June 30, 2010.  The decreased loss from operations of $183,396 or 15% was due largely to lower salaries and benefits and merger related expenses stated above.

Interest Expense

Interest expense and related financing fees for the six months ended June 30, 2011 was $212,621 compared to $301,892 for the six months ended June 30, 2010, a decrease of $89,271 or 30% primarily due to lower interest because of the conversion of the convertible bridge notes below and lower advances under the license agreement below.  In August 2005, the Company entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s condensed consolidated financial statements).  Interest on that note was $22,220 for six months ended June 30, 2011 compared to $17,882 for the same period in 2010.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 5 of the Company’s condensed consolidated financial statements) which contributed $14,004 additional interest expense.  Between August 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $17,887 for the six months ended June 30, 2011.  Of the $17,887 in interest expense, $11,453 is related to accrued interest and $6,434 is related to debt discount.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the six months ended June 30, 2011 the Company received additional advances under this agreement of $385,552 which resulted in additional interest expense of $96,388.  See Footnote 4 of the Company’s condensed consolidated financial statements for additional detail.

Net Loss

During the six months ended June 30, 2011 and 2010 the Company incurred net losses of $1,245,239 and $1,517,906, respectively.  The decreased losses of $272,667 were primarily due to lower salaries and benefits and merger related and interest expenses.

Liquidity and Capital Resources

As of June 30, 2011, we had a working capital deficit of $9,816,723, as compared to a working capital deficit of $8,789,424 as of December 31, 2010.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $813,383 during the six months ended June 30, 2011 was primarily a result of our $1,245,239 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $1,081,702 during the six months ended June 30, 2010 was primarily a result of our $1,517,906 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the six months ended June 30, 2011 and June 30, 2010 we expended $0 and $1,132, respectively.  The amounts we expended for the six months ended June 30, 2010 were for the purchase of property and equipment.

Financing Activities

During the six months ended June 30, 2011, we generated proceeds of $790,343 from our financing activities which consisted of: (i) advances from related parties of $385,552, and (ii) proceeds from a related party note of $404,791.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Results of Operations

Three months Ended June 30, 2011 Compared with Three months Ended June 30, 2010

Net Revenue

For the three months ended June 30, 2011and 2010 the Company had revenues of $6,339 and $3,581, respectively.   This results from the fact that the Company was focused on affecting a reverse merger with a public company and securing funding to execute its business plan. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $146,432 or 23% for the three months ended June 30, 2011 from the three months ended June 30, 2010.  The decrease in Operating Costs and Expenses was due primarily to decreases in salaries and benefits of $204,359 and accounting expenses of $61,000.  The decreases were partially offset by an increase in consulting expenses of $114,572.

Loss from Operations

Our operating loss for the three months ended June 30, 2011 was $483,258 compared to a loss of $632,448 for the three months ended June 30, 2010.  The decreased loss from operations of $149,190 or 24% was due largely to lower salaries and benefit expenses stated above.

Interest Expense

Interest expense and related financing fees for the three months ended June 30, 2011 was $88,543 compared to $137,881 for the three months ended June 30, 2010, a decrease of $49,338 or 36% primarily due to lower interest because of the conversion of the convertible bridge notes below and lower advances under the license agreement below.  In August 2005, the Company entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s condensed consolidated financial statements).  Interest on that note was $11,283 for three months ended June 30, 2011 compared to $10,406 for the same period in 2010.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 5 of the Company’s condensed consolidated financial statements) which contributed $7,111 additional interest expense.  Between August 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $8,993 for the three months ended June 30, 2011.  Of the $8,993 in interest expense, $5,758 is related to accrued interest and $3,235 is related to debt discount.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  There were no additional advances or additional interest expense related to this agreement for the three months ended June 30, 2011.  See Footnote 4 of the Company’s condensed consolidated financial statements for additional detail.

Net Loss

During the three months ended June 30, 2011 and 2010 the Company incurred net losses of $571,801 and $770,329, respectively.  The decreased losses of $198,528 were primarily due to lower salaries, benefits and interest expenses.

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

ITEM 4.       CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Euston, our Chief Executive Officer and Acting Chief Financial Officer, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. At the time of our evaluation we only had one officer handling the CEO and CFO functions. Inasmuch as there is no segregation of duties within the Company as of June 30, 2011, there was no segregation of duties between the CEO and CFO. Additionally, a material weakness exists as of June 30, 2011, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions.  As such, as of June 30, 2011, we do not believe that our disclosure controls and procedures were effective.

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

ITEM 5.          OTHER EVENTS

Termination of a Material Definitive Agreement

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority shareholder, CIP, LLC, a Kansas limited liability company (“CIP”).

The Demand Letter requires the Company’s majority-owned subsidiary, Ceelox, Inc., a Florida corporation (“Ceelox Sub”) to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under that certain 8% Convertible Promissory Note dated August 17, 2005 in the original principal amount of $500,000 (as subsequently amended from time to time, the “Note”) or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  The current amount due under the Note is approximately $431,705 (which includes $300,705 in principal and approximately $131,000 of interest as of the date of the Demand Letter, and in additional to the obligations to CIP under the Note, Ceelox Sub has other contractual obligations to CIP that, if CIP so elected, would require an immediate payment from Ceelox Sub to CIP of approximately $8,217,782.50.

The Demand Letter further states that if Ceelox Sub agrees to deliver title to all of the Collateral to CIP on or before August 12, 2011, CIP will agree that (i) all indebtedness under the Note will be deemed satisfied and (ii) all other contractual agreements between CIP and Ceelox Sub will be terminated and any amounts due thereunder will be written off by CIP.

On August 3, 2011, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on August 12, 2011 in exchange for CIP’s agreement to forgive all amounts due under the Note and all other amounts due to CIP by Ceelox Sub.

This action will result in the termination of (i) that certain License Agreement dated July 20, 2007 between CIP and Ceelox Sub and (ii) that certain Exclusive Software Development Maintenance and Marketing Services Agreement dated July 20, 2007 between CIP and Ceelox Sub.

In connection with the shareholder consent, Ceelox Sub has agreed to execute and return certain documents that accompanied the Demand Letter on or before August 12, 2011, including the following: (i)Termination, Settlement and Full Release, (ii) Omnibus Bill of Sale and Assignment and (iii) Global Assignment of Intellectual Property Rights, (collectively, the “Settlement Agreements”).

The result of Ceelox Sub entering into the Settlement Agreements will result in the Company ceasing its operations.  However, as of the date of this filing Ceelox Sub has not executed the Settlement Agreements and will not execute such agreements until the Company as its majority shareholder provides its approval thereof.  The Company continues to develop and sell its products, seek funding from third parties and explore strategic relationships.  Furthermore, CIP has agreed not to enforce its demand letter while the Company continues to develop and sell its products, pursue funding and seek to enter into a strategic relationship with a third party.  There can be no assurance that CIP will not seek to enforce its demand at any time after the date hereof.  Additionally, there can be no assurance that the Company will be able to raise additional capital, continue to sell its products or enter into a strategic relationship with a third party in a timely fashion if at all.

ITEM 5.            OTHER EVENTS (continued)

Executive Officer Resignation

On September 15, 2011 the Company’s Chief Executive Officer and Acting Chief Financial Officer and Director, Mr. Gerry Euston, resigned.  Mr. Euston’s resignation was not the result of any disagreements concerning the Company’s operations or policies.  On September 16, 2011, the Board through Unanimous Written Consent, appointed Mr. Mark L. Grannell to the position of Chief Executive Officer and Chief Operating Officer and William P. Moore to the position of Secretary, Treasurer, and Chief Financial Officer.

ITEM 6.    EXHIBITS

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21st day of September, 2011.

CEELOX INC.
(the “Registrant”)

By:	MARK L. GRANNELL
Mark L. Grannell
Chief Executive Officer and Chief Operating Officer

By:	WILLIAM P. MOORE
William P. Moore
Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

The following documents are included herein:

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.