Form 10-K/A
period 2010-12-31
Ceelox Inc.
filed 2011-09-22
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A

ý	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to

Commission File Number: 000-1421766

CEELOX, INC.
(Name of small business issuer in its charter)

Nevada	26-1319217
(State or other jurisdiction of	(I.R.S.Employer
incorporation or organization)	Identification Number)

10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210
 (Address of principal executive offices, Zip code)

813-769-0918
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
Yes ☐      No    ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    ☒       No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes    ☐       No   ☐     Not Applicable.

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

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (4,951,161 shares) was approximately $6,684,067, based on the last sale price of the issuer’s common stock of $1.35 for such common equity on June 30, 2010. As of September 20, 2011, there were outstanding 11,647,556 shares of the issuer’s Common Stock, par value $0.00001.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 31, 2011 (the "Form 10-K"), is solely to amend Part II Item 9A Controls and Procedures.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

Part II

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, Gerry Euston, who is both our CEO and Acting CFO has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements of financial information. As a result thereof, effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation. Additionally, the evaluation that our management conducted over the effectiveness of our internal control over financial reporting was made as of a specific date, therefore continued effectiveness in future periods is subject to the risks that our internal controls may become inadequate as a result of changes in conditions or that the degree of compliance with the policies and procedures may decline.

Management assessed our internal control over financial reporting as of December 31, 2010, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as of the end of the fiscal year. At the time of our evaluation we only had one officer handling the CEO and CFO functions. Inasmuch as there is no segregation of duties within the Company as of December 31, 2010, there was no segregation of duties between the CEO and CFO. Additionally, a material weakness exists as of December 31, 2010, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions. We reviewed the results of management’s assessment with our Board of Directors.

Management's report was not subject to attestation by our registered public accounting firm pursuant to rules established  by the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 15.  EXHIBITS

Exhibit Number	Description of Exhibit	Method of Filing
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Gerry Euston	Incorporated by reference to Exhibit 31.1 to Form 10-K as filed March 31, 2011

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date
MARK GRANNELL Mark Grannell	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	September 21, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
MARK GRANNELL Mark Grannell	Chief Executive Officer, President, Chief Operating Officer and Director (Principal Executive Officer)	September 21, 2011
WILLIAM P. MOORE William P. Moore	Chairman of the Board, Chief Financial Officer, Secretary and Treasurer (Principal Financial Officer	September 21, 2011