Form 10-Q
period 2011-09-30
Ceelox Inc.
filed 2011-11-18
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-1421766

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
YES [  ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 11,647,556 as of November 18, 2011.

PART I – FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CEELOX, INC. and SUBSIDIARY
September 30, 2011

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
	Unaudited	Audited

ASSETS
Current assets:
Cash	$-	$25,729
Accounts receivable	1,920	7,206
Inventory	-	35,674
Prepaids and other current assets	35,650	43,497
Total current assets	37,570	112,106

Property and equipment, net	-	11,904
Software development costs, patents and trademarks, net	88,627	100,813
Total assets	$126,197	$224,823

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$366,119	$368,307
Advances, related party—in default	7,833,128	7,351,188
Notes payable, related party—in default	553,697	-
Convertible notes payable, related party—in default	940,819	885,620
Convertible note – bridge loans	323,393	296,415
Total current liabilities	10,017,156	8,901,530

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares,
authorized; none issued and outstanding	-	-

Common stock, $0.00001 par value: Authorized 100,000,000 shares;
Issued: 11,647,556 shares as of September 30, 2011and 11,383,673 shares as of December 31, 2010; Outstanding: 11,647,556 at
September 30, 2011 and 11,383,673 at December 31, 2010	117	114
Additional paid-in capital	15,802,119	15,594,014
Accumulated deficit	(25,350,255)	(23,975,687)
Non-controlling interests	(342,940)	(295,148)
Total stockholders’ deficit	(9,890,959)	(8,676,707)
Total liabilities and stockholders’ deficit	$126,197	$224,823

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2011	2010

Revenue:
Hardware and software	$1,374	$9,337
Licensing	19,727	14,605
Contract revenue	-	-
Total Revenue	21,101	23,942

Operating costs and expenses:
Costs of hardware sales	5,130	13,750
Marketing, general and administrative	1,117,076	1,909,065
Depreciation and amortization	15,412	18,650
Loss on disposal of assets	45,168	-
Total costs and expenses	1,182,786	1,941,465

Operating loss	(1,161,685)	(1,917,523)

Other income (expenses):
Interest and amortization of financing fees	(260,675)	(418,151)
Other income	-	-
Total other income (expenses)	(260,675)	(418,151)

Net loss	$(1,422,360)	$(2,335,674)

Less: Net loss attributable to non-controlling interest	47,792	80,884

Net loss attributable to common stockholders	$(1,374,568)	$(2,254,790)

Basic and diluted loss per share	$(0.12)	$(0.20)

Weighted average shares basic and diluted	11,633,139	11,168,224

Stock-based compensation:
Payroll and related benefits	$13,483	$122,269

Consulting	$52,125	$279,513

Legal Fees	$80,000	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	September 30,	September 30,
	2011	2010

Revenue:
Hardware and software	$-	$-
Licensing	9,725	7,573
Contract revenue	-	-
Total Revenue	9,725	7,573

Operating costs and expenses:
Costs of hardware sales	1,420	2,010
Marketing, general and administrative	87,855	701,440
Depreciation and amortization	4,349	5,632
Loss on disposal of assets	45,168	-
Total costs and expenses	138,792	709,082

Operating loss	(129,067)	(701,509)

Other income (expenses):
Interest and amortization of financing fees	(48,054)	(116,261)
Other income	-	-
Total other income (expenses)	(48,054)	(116,261)

Net loss	$(177,121)	$(817,770)

Less: Net loss attributable to non-controlling interest	5,476	34,018

Net loss attributable to common stockholders	$(171,645)	$(783,752)

Basic and diluted loss per share	$(0.01)	$(0.07)

Weighted average shares basic and diluted	11,647,556	11,381,515

Stock-based compensation:
Payroll and related benefits	$1,231	$845

Consulting	$6,250	$226,703

Legal Fees	$-	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(1,422,360)	$(2,335,674)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	7,145
Stock compensation expense to consultants and employees	145,608	348,972
Amortization of deferred finance fees	-	4,729
Depreciation and amortization	15,412	18,650
Loss on disposal of assets	45,168	-
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	5,286	8,668
Inventory	(817)	3,692
Prepaids and other current assets	7,847	(44,652)
Accounts payable and accrued liabilities	309,698	504,574
NET CASH USED IN OPERATING ACTIVITIES	(894,158)	(1,483,896)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,132)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,132)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related party	-	100,000
Advances from related party	385,552	1,237,824
Proceeds from notes payable, related party	482,877	-
Proceeds from issuance of convertible note – bridge loans	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	868,429	1,397,824

NET INCREASE (DECREASE) IN CASH
CASH:	(25,729)	(87,204)
Beginning of period	25,729	125,141
End of period	$-	$37,937

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable, related party and bridge loans into common stock	$-	$353,476
Issuance of convertible notes payable, related party in exchange for share purchase and stockholder advances	$-	$450,000
Advance – Expenses paid by related party	$70,000	$-

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

1. Nature of Business and Recapitalization Transaction

Ceelox, Inc. (the “Company”) (formerly Nicaragua Rising, Inc. or “Nicaragua”) was incorporated on October 24, 2007 in Nevada. The Company was a Development Stage Company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private (defined below), certain stockholders of Ceelox Private, the Company and the Company’s majority stockholder, the Company exchanged 1 share of the Company’s common stock for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.  See Note 8 for a more detailed discussion of the Nicaragua-Ceelox Private Share Exchange.

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

2.      Going Concern and Management’s Plans

During the nine and three months ended September 30, 2011 and 2010, the Company was engaged in advertising and marketing activities directed at generating interest in its fully developed products.  As indicated in the accompanying condensed consolidated financial statements, at September 30, 2011 and December 31, 2010, the Company had $0 and $25,729 in cash, respectively, and $9,979,586 and $8,789,424 in negative working capital, respectively.  For the nine months ended September 30, 2011 and 2010, the Company had a net loss of $(1,422,360) and $(2,335,674), respectively, and utilized  $894,376 and $1,483,896 , respectively, in cash from operations.  For the three months ended September 30, 2011 and 2010, the Company had a net loss of $(177,121) and $(817,770), respectively.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2011.   No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

2.      Going Concern and Management’s Plans (continued)

As more fully discussed in Note 4, the Company granted CIP, an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all of the Company’s intellectual property. Additionally and in connection with the License Agreement, the Company entered into a Software Services Agreement with CIP, whereby CIP agreed to pay the Company’s costs associated with marketing its products and maintaining and developing the Company’s products based on its biweekly cash burn rate, net of sales collections. Any amount of revenues in excess of expenses generated by the Company would be for the benefit of CIP. Either party could terminate the agreement whereby the intellectual property assigned to CIP would revert back to the Company in consideration of all previous monies advanced to the Company plus reassignment consideration, (approximately $7.8 million at September 30, 2011). Pursuant to a License Reacquisition Letter Agreement entered into on February 12, 2010, CIP agreed to assign its rights in the License Agreement and Software Services Agreement to the Company in exchange for the issuance of 14,520,865 shares of common stock to CIP at such time as CIP determines in its sole discretion that adequate financing to support the Company's business will be obtained from an unrelated third party.

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP.

The Demand Letter requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under that certain 8% Convertible Promissory Note dated August 17, 2005 in the original principal amount of $500,000 (as subsequently amended from time to time, the “Note”) or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  The current amount due under the Note is approximately $444,540 (which includes $300,705 in principal and approximately $144,000 of interest as of the date of the Demand Letter), and in addition to the obligations to CIP under the Note, Ceelox Sub has other contractual obligations to CIP that, if CIP so elected, would require an immediate payment from Ceelox Sub to CIP of approximately $7,986,000, including accrued interest.

The Demand Letter further states that if Ceelox Sub agrees to deliver title to all of the Collateral to CIP on or before August 12, 2011, CIP will agree that (i) all indebtedness under the Note will be deemed satisfied and (ii) all other contractual agreements between CIP and Ceelox Sub will be terminated and any amounts due thereunder will be written off by CIP.

On August 3, 2011, CIP, the Company’s majority stockholder executed a majority stockholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on August 12, 2011 in exchange for CIP’s agreement to forgive all amounts due under the Note and all other amounts due to CIP by Ceelox Sub.

This action will result in the termination of (i) that certain License Agreement dated July 20, 2007 between CIP and Ceelox Sub and (ii) that certain Exclusive Software Development Maintenance and Marketing Services Agreement dated July 20, 2007 between CIP and Ceelox Sub.

In connection with the stockholder consent, Ceelox Sub has agreed to execute and return certain documents that accompanied the Demand Letter on or before August 12, 2011, including the following: (i)Termination, Settlement and Full Release, (ii) Omnibus Bill of Sale and Assignment and (iii) Global Assignment of Intellectual Property Rights, (collectively, the “Settlement Agreements”).

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

2.      Going Concern and Management’s Plans (continued)

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

Leased Space

Until July 31, 2011, the Company’s offices were located at 13976 Lynmar Blvd., Tampa, FL 33626 where the Company leased approximately 7,000 square feet of office space.  Pursuant to the lease, the monthly rent is $6,710, and as of September 30, 2011, the Company owes $44,937 in deferred payments. After July 31, 2011, the Company did not renew the lease agreement at 13976 Lynmar Blvd, Tampa, Florida 33626, and the Company’s office is now located at 10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210.

Employee Furlough

During the month of July the Company furloughed all remaining employees with the exception of the Chief Executive Officer and the Chief Operating Officer.  The Company may bring back certain employees if new funding is secured and/or the Company enters into a strategic transaction.  Although the Company furloughed substantially all its employees, the Company continues to sell and develop its products and pursue funding and/or a strategic transaction with a third party.

3. Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes in the Company’s Form 10-K for the year ended December 31, 2010.

The operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year ending December 31, 2011.

Certain amounts in the September 30, 2010 condensed consolidated interim financial statements and disclosures have been reclassified to conform to the current year presentation.

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

Computation of (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 25,323,333 and 22,932,707 of potentially dilutive options, warrants and convertible debt instruments at September 30, 2011 and 2010 respectively.

	For the Nine Months Ended
	2011	2010
Potentially dilutive options	2,283,377	2,080,633
Potentially dilutive warrants	6,254,783	6,304,783
Potentially dilutive convertible instruments	16,785,173	14,547,291
	25,323,333	22,932,707

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

During the nine months ended September 30, 2011 and 2010, the Company received advances under this agreement of $385,552 and $1,237,827 , respectively. Interest accrued for the nine months ended September 30, 2011 and 2010 amounted to $96,388 and $309,457 , respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $7,833,128 and $7,351,188 as of September 30, 2011 and December 31, 2010, respectively.

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest (See Note 5) or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the outstanding related party advances plus accrued interest.  As mentioned in Note 2, CIP has agreed not to enforce its demand letter while the Company continues to develop and sell its products, pursue funding and seek to enter into a strategic relationship with a third party.  However, as of September 30, 2011, the Advances from Related Party are considered in default.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.      Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. As of September 30, 2011, the debt was convertible into 329,289 shares of common stock and had a carrying value of 444,540. Interest expense for the nine months ended September 30, 2011 and 2010 amounted to $33,860 and $28,618 , respectively. The Company is in default of this agreement.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 476,537 shares of common stock at September 30, 2011 and had a carrying value of $385,995 . Interest expense for the nine months ended September 30, 2011 and 2010 amounted to $16,597 and $14,027 , respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 136,154 shares of common stock at September 30, 2011 and had a carrying value of $110,284 . Interest expense for the nine months ended September 30, 2011 and 2010 amounted to $4,742 and $4,008 , respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

At September 30, 2011and December 31, 2010, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance December 31, 2010	$750,705	$134,915	$885,620
Interest accrued September 30, 2011	-	55,199	55,199
Balance September 30, 2011	$750,705	$190,114	$940,819

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the $100,000 and $350,000 Face Value Convertible Notes Payable – Related Party plus accrued interest.  As mentioned in Note 3, CIP has agreed not to enforce its demand letter while the Company continues to develop and sell its products, pursue funding and seek to enter into a strategic relationship with a third party.  However, as of September 30, 2011, the Convertible Notes Payable – Related Party are considered in default.

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

During the year ended December 31, 2010, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the nine and twelve months ended September 30, 2011 and December 31, 2010, the Ceelox Private recorded amortization of discounts in the amount of $30,286 and $20,582 related to unconverted instruments, respectively. As of September 30, 2011 and December 31, 2010, the carrying amounts of convertible bridge notes were $323,393 , net of $2,709 in un-amortized discount and $296,415 , net of $12,413 in un-amortized discount, respectively.

7.      Notes Payable - Related Party

On March 31, 2011, Ceelox issued a promissory note to a related party in the amount of $110,000. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the nine months ended September 30, 2011 amounted to $308.

On June 30, 2011, Ceelox issued a promissory note to a related party in the amount of $364,791. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the nine months ended September 30, 2011 amounted to $513.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.      Notes Payable - Related Party (continued)

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. No interest had accrued at September 30, 2011.

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the $110,000, $364,791 and $78,086 Face Value Notes Payable – Related Party plus accrued interest.  As mentioned in Note 2, CIP has agreed not to enforce its demand letter while the Company continues to develop and sell its products, pursue funding and seek to enter into a strategic relationship with a third party.  However, as of September 30, 2011, the Notes Payable – Related Party are considered in default.

8.      Recapitalization and Equity Activity

Warrants

The Company had outstanding warrants at September 30, 2011 totaling 6,254,783 , retroactively restated to reflect the effects of the Company’s recapitalization and reverse merger.  The warrants expire at various dates ranging from October 1, 2012 through February 11, 2015 and have an average exercise price of $0.16.

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
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.      Recapitalization and Equity Activity (continued)

Consulting Agreement

On February 1, 2010, the Company entered into an agreement with a consultant to perform such investor relations, public relations and other similar services as may be reasonably requested by The Company.  Such services may include, but shall not be limited to: (i) the introduction and implementation of marketing programs and other resources to the Company, (ii) the identification of capable individuals who may be considered as potential board members and/or officers of the Company and (iii) the identification and pursuit of strategic alliances for the Company.  In consideration of services performed and to be performed by Consultant, the Company shall deliver the following to Consultant: (i) 55,556 shares of the Company’s common stock and (ii) an option to purchase 138,889 shares of the Company’s common stock with an exercise price of $.99 per share and a five (5) year term.  Such option shall be in such form and subject to such terms and conditions as are typical in stock options of similar nature and size. During the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation of $0 and $24,685, respectively, related to this agreement.

Retained Search Agreement

On February 1, 2010, the Company engaged a retained executive search firm.  The Company agreed to a fee for service that is a cash and stock amount equal to a percentage of the hired executive’s first year on target earnings with a minimum total fee of $100,000.  Half of the fee will be paid in cash and half will be paid in the form of an immediate stock grant of 69,444 shares of the Company’s Common stock which was due on signing.  The Company does not expect the fee to exceed $100,000. During the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation of $ 0 and $28,125 , respectively, related to this agreement.

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

On October 8, 2010, the Company entered into an additional agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 150,000 shares of common stock no later than March 1, 2011, (ii) nine (9) consecutive monthly payments of $15,000 commencing on November 1, 2010, and (iii) $45,000 upon execution of the agreement.  The agreement states that the common stock is earned over twelve (12) consecutive months at 12,500 shares per month. The agreement is retroactive to August 1, 2010.  During the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation of $52,125 and $0, respectively, related to this agreement. On March 1, 2011, the Company issued 150,000 shares for services rendered from August 2010 through July 2011.

CEELOX, INC. and SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.      Recapitalization and Equity Activity (continued)

Marketing Agreement

On January 12, 2010, the Company entered into a corporate advisory services agreement (the "Agreement") with Core Consulting Group ("Core"). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director and was subsequently exchanged for a convertible note. The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months and has recorded $83,333 in consulting expense through December 31, 2010.  On September 8, 2010, the Company extended its agreement with Core for a period of three months.  The Company has agreed to issue to Core an aggregate of 150,000 shares of common stock and to pay Core $20,000 in cash.  During the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation of $0 and $50,000 respectively, related to this agreement.

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

In consideration of such services described above, Company agreed to pay to The Ashcroft Group an amount of $20,000 each calendar quarter.  In addition, Company issued warrants to purchase 11,111 shares of Company common stock upon execution of this agreement. The warrant will be a three-year warrant, exercisable at a price of $0.81.  The Company also modified the exercise price of the previously issued warrant to purchase 55,556 shares of Company common stock to $0.81 and extended the term to September 30, 2012.  The compensation expense resulting from the issuance of the 11,111 warrant shares and the modification of existing warrants held by The Ashcroft Group was deemed immaterial. Company will also pay a commission to The Ashcroft Group in an amount equal to 5.0% of the gross collected revenue from opportunities resulting from this agreement.  Finally the Company further agrees to compensate The Ashcroft Group for assisting Company identifying financing between 1 percent and 5 percent depending upon the amount of financing secured.

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

On September 15, 2011 the Company’s Chief Executive Officer and Acting Chief Financial Officer and Director, Mr. Gerry Euston, resigned.  Mr. Euston’s resignation was not the result of any disagreements concerning the Company’s operations or policies.  On September 16, 2011, the Board through Unanimous Written Consent, appointed Mr. William P. Moore, Chairman, to the additional positions of Acting Chief Executive Officer and Acting Chief Financial Officer.

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

As of September 30, 2011, 3,820,922 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

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

As of September 30, 2011 and December 31, 2010, there was $0 and $8,488 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.

Stock-Based Compensation

Stock Options

During the nine months ended September 30, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $13,483 and $122,269, respectively.

10.      Concentrations

For the nine and three months ended September 30, 2011 and 2010, the Company had two major customers, which represented approximately 97% and 97% of the respective years’ revenue.  Accounts receivable from these customers at September 30, 2011 and December 31, 2010 were $0 and $6,730, respectively.

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

Results of Operations

Nine Months Ended September 30, 2011 Compared with Nine Months Ended September 30, 2010

Net Revenue

For the nine months ended September 30, 2011 and 2010 the Company had revenues of $21,101 and $23,942, respectively.   This results from the fact that the Company was focused on affecting a reverse merger with a public company and securing funding to execute its business plan. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $758,679 or 39% for the nine months ended September 30, 2011 from the nine months ended September 30, 2010.  The decrease in Operating Costs and Expenses was due primarily to decreases in salaries and benefits of $415,421 and accounting, consulting and marketing related expenses of $319,448.

Loss from Operations

Our operating loss for the nine months ended September 30, 2011 was $1,161,685 compared to a loss of $1,917,523 for the nine months ended September 30, 2010.  The decreased loss from operations of $755,838 or 39% was due largely to lower salaries and benefits and the related expenses stated above.

Interest Expense

Interest expense and related financing fees for the nine months ended September 30, 2011 was $260,675 compared to $418,151 for the nine months ended September 30, 2010, a decrease of $157,476 or 38% primarily due to lower interest because of the conversion of the convertible bridge notes below and lower advances under the license agreement below.  In August 2005, the Company entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s condensed consolidated financial statements).  Interest on that note was $33,860 for nine months ended September 30, 2011 compared to $28,618 for the same period in 2010.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 5 of the Company’s condensed consolidated financial statements) which contributed $21,339 additional interest expense.  Between August 2009 and February 2010, the Company issued convertible bridge loan notes totaling $629,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $26,978 for the nine months ended September 30, 2011.  Of the $26,978 in interest expense, $17,274 is related to accrued interest and $9,704 is related to debt discount.  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the nine months ended September 30, 2011 the Company received additional advances under this agreement of $385,552 which resulted in additional interest expense of $96,388.  See Footnote 4 of the Company’s condensed consolidated financial statements for additional detail.

Net Loss

During the nine months ended September 30, 2011 and 2010 the Company incurred net losses of $1,422,360 and $2,335,674, respectively.  The decreased losses of $913,314 were primarily due to lower salaries and benefits and merger related and interest expenses.

Liquidity and Capital Resources

As of September 30, 2011, we had a working capital deficit of $9,979,586, as compared to a working capital deficit of $8,789,424 as of December 31, 2010.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $894,376 during the nine months ended September 30, 2011 was primarily a result of our $1,422,360 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $1,483,896 during the nine months ended September 30, 2010 was primarily a result of our $2,335,674 net loss reconciled with our net non-cash expenses relating to operating activities.

Investing Activities

During the nine months ended September 30, 2011 and September 30, 2010 we expended $0 and $1,132, respectively.  The amounts we expended for the nine months ended September 30, 2010 were for the purchase of property and equipment.

Financing Activities

During the nine months ended September 30, 2011, we generated proceeds of $868,647 from our financing activities which consisted of: (i) advances from related parties of $385,552, and (ii) proceeds from a related party note of $482,877.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Results of Operations

Three months Ended September 30, 2011 Compared with Three months Ended September 30, 2010

Net Revenue

For the three months ended September 30, 2011and 2010 the Company had revenues of $9,725 and $7,573, respectively.   This results from the fact that the Company was focused on affecting a reverse merger with a public company and securing funding to execute its business plan. Managements’ expectations are that this reverse merger transaction will ultimately provide funding necessary to increase its marketing efforts which will generate increased sales volume.

Total Operating Costs and Expenses

Our total cost and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $570,290 or 80% for the three months ended September 30, 2011 from the three months ended September 30, 2010.  The decrease in Operating Costs and Expenses was due primarily to decreases in salaries and benefits of $204,239 and accounting, consulting and marketing expenses of $389,042.  The decreases were partially offset by an increase in legal expenses of $52,113.

Loss from Operations

Our operating loss for the three months ended September 30, 2011 was $129,067 compared to a loss of $701,509 for the three months ended September 30, 2010.  The decreased loss from operations of $572,442 or 82% was due largely to lower salaries and benefit expenses stated above.

Interest Expense

Interest expense and related financing fees for the three months ended September 30, 2011 was $48,054 compared to $116,261 for the three months ended September 30, 2010, a decrease of $68,207 or 59% primarily due to lower interest because of the conversion of the convertible bridge notes below and lower advances under the license agreement below.  In August 2005, the Company entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s condensed consolidated financial statements).  Interest on that note was $11,640 for three months ended September 30, 2011 compared to $10,736 for the same period in 2010.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 5 of the Company’s condensed consolidated financial statements) which contributed $7,336 additional interest expense.  Between August 2009 and February 2010, the Company issued convertible bridge loan notes totaling $629,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $9,091 for the three months ended September 30, 2011.  Of the $9,091 in interest expense, $5,821 is related to accrued interest and $3,270 is related to debt discount.

Interest Expense (continued)

  On July 20, 2007 the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.  Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  There were no additional advances or additional interest expense related to this agreement for the three months ended September 30, 2011.  See Footnote 4 of the Company’s condensed consolidated financial statements for additional detail.

Net Loss

During the three months ended September 30, 2011 and 2010 the Company incurred net losses of $177,121 and $817,770, respectively.  The decreased losses of $640,649 were primarily due to lower salaries, benefits and interest expenses.

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

ITEM 4.          CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our Disclosure Controls were not effective as of the end of the period covered by this report.  We believe that a material weakness exists as of September 30, 2011, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions.  As such, as of September 30, 2011, we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of November, 2011.

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