Form 10-K
period 2011-12-31
Ceelox Inc.
filed 2012-05-17
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

Commission File Number: 000-53597

CEELOX, INC.
(Name of small business issuer in its charter)

Nevada	26-1319217
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer Identification Number)

10801 Mastin, Suite 920
Overland Park, Kansas 66210
(Address of principal executive offices, Zip code)

(913) 884-3705
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

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (26,696,365 shares) was approximately $12,547,292, based on the last sale price of the issuer’s common stock of $0.47 for such common equity on June 30, 2011.As of May 17, 2012, there were outstanding [38,347,555] shares of the issuer’s Common Stock, par value $0.00001.

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

CEELOX INC. and SUBSIDIARY

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

PART I

ITEM 1.                 DESCRIPTION OF BUSINESS

General
The Company was founded on September 17, 2003 in Tampa, Florida.  We were formed for the purpose of developing and marketing advanced fingerprint biometric technology and encryption software solutions.   Our biometric identification and encryption software solutions provide innovative and new ways for customers to securely access, store, send and receive confidential information.  Biometric technology is the science of analyzing specific human characteristics which are unique to each individual in order to identify a specific person from a broader population.  The use of biometrics enables enterprise and consumer users to login to different systems and applications using secure credentials based on their unique characteristics, while blocking unauthorized users.  We commenced marketing our products in the first half of 2007 following more than three years of technology and product development.  We believe that our products meet the needs of companies that require strong data, systems and applications security including financial institutions, healthcare providers, insurance companies, government agencies, utilities, eMerchants, social network providers, and any business where security and identification are key concerns.  We have invested over $12 million in the operations of the business including research and development, product development and marketing of our products.

As announced on Form 8-K filed with the SEC on January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding virtual credit card, social networking, and mobile, security.  Ceelox will continue to seek merger and acquisition candidates with synergies within these areas.  Ceelox is currently in discussions with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

The Market and Our Opportunity
The identity and authentication Security Market is a multi-billion dollar market that is experiencing explosive growth.  Identity-based access control is a growing concern for IT and Information Security professionals driven by increasing regulation, cybercrime and identity theft, and the need to protect consumer personally identifiable information, personal electronic health information, and confidential business information from data breach.  Recent national security issues are also driving demand for more effective identity solutions.  We believe that Ceelox, with its focus on the credit card/financial banking transactions, social networking, and mobile markets and corresponding business strategies, is favorably positioned to exploit this growth and fulfill the need for stronger user access authentication tools.

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

Weaknesses Addressed by Ceelox
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

Every one of the above threats, hazards and weaknesses are either completely eliminated or greatly reduced with Ceelox biometric authentication and access control.  Keyloggers cannot capture a biotemplate rendering dictionary and brute force attacks useless.  Internet banking is more secure, because a password, compromised by phishing or social engineering, is useless without a biotemplate captured during a live scan.  Ceelox also has none of the above token weaknesses.  Management believes its Parallel Key Infrastructure provides the strongest available protection of the biometric credential in a network application.  And current state-of-the-art fingerprint biometric technology used by Ceelox, makes forging biotemplate authentication nearly impossible, because a live scan is required.

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

Product Focus
Our business plan identifies three business-to-business-to-consumer (B2B2C) mass market opportunities that are on the forefront of the previously mentioned exploding adoption of mobile computing with internet-based applications.  These consumer solutions are currently susceptible to the man-in-the-middle threats but are cured though the Ceelox’ parallel key infrastructure approach.  Any one of these opportunities could produce significant revenues.  Each also requires significant partners in the related space that offer significant market presence and recognition, scale, infrastructure, and speed to market.

These are:

VIRTUAL CREDIT CARD --- a form of ecommerce that removes the need for the transmission of any financial information such as credit card number, user social security number and other personal information that is so vulnerable to identity theft.  We will describe the details of this solution, but the head line is “your finger is your credit card”.  This approach could also be applied to a point-of-sale application where stolen or fraudulent credit cards are often used.

Introduction.  The business of doing business online, at a minimum, is compromised by the following factors:

•
The current state of the art in technology designed to stop online credit card fraud is highly imperfect and results in billions of dollars in lost sales each year due to “false positive” user authentication (the “Authentication Problem”)

•	In 2009, online vendors suffered over $4 billion in credit card charge backs resulting from vendors accepting a bogus credit card charge on-line (the “Vendor Chargeback Problem”)

It is widely believed that more people would make purchases online if they believed the payment mechanism was secure. The Ceelox approach allows for Strategic Corporate Partners in this business opportunity to guarantee online vendors that they would suffer no charge backs on transactions using the Ceelox Virtual Credit Card.

Summary Solution Concept.  In the technology solution that Ceelox plans to implement, the Consumer will not transmit his or her credit card credentials over the internet to the vendors’ site to pay for his or her transaction. Rather, the user applies for his virtual credit card responding to one of the same marketing approaches employed today to sell credit cards—albeit, the Ceelox powered card would be marketed with a ‘No Fraud’ guarantee. The virtual cardholder’s pertinent data is entered into the Ceelox Virtual Credit Card Authentication system.  Cardholders are then directed to the secure Virtual Credit Card Authentication Server site with one time password and challenge question(s) for user identity vetting before enrolling multiple fingerprints or other form of biometric i.e. retna, voice recognition, vein scan, etc.  The card number and related cardholder information is then linked one-to-one with the biometric of the user.

The Corporate Partnering Strategy.  For this business opportunity to be viable, Ceelox must have a strategic corporate partner. The logical choices are as follows:

•	An existing major credit card association (e.g. AMEX, Mastercard, Visa and Discovery)
•	An aspiring credit card vendor (e.g. Wal-Mart or its bank subsidiary, Arvest Bank, etc.) seeking to differentiate itself
•	An on-line payment intermediary (e.g. PayPal, Google Checkout, or AliPay in China)
•	A consumer bank seeking to offer a differentiated (i.e., secure) credit card to its clients
•	An independent host of the Virtual Credit Card Authentication Server (e.g., VeriSign/Symantec)

Because Ceelox’ approach, arguably the entity that partners with Ceelox on this opportunity will have a highly advantaged competitive market position with both (i) vendors who seek to avoid online credit card fraud charge backs and (ii) consumers who will find this method of doing business online to be virtually secure.

The Business Model for the Strategy.  The Ceelox Virtual Credit Card should have two immediate impacts:

•
The guarantee of no cyber crime-linked charge backs should cause all on-line retailers to want to settle their online consumer transactions using the Ceelox virtual card payment solution, thereby eliminating the severe profit drain on their business from online credit card fraud;

•	On-line sales should increase because:
o	sales should not be lost to false negative authentications (a problem which costs the industry an estimated $14B today); and
o	The clearly superior transactions security afforded by the solution should cause an increase in the number of consumers transacting purchases online for the first time.

Current credit card fees for online transactions average 2% to 3%, depending on a variety of factors. Because of the benefits that the Ceelox Technology brings to the online retailer (and the “peace of mind” it will bring to consumers), capturing as little as 0.1% fee share on Ceelox authenticated online sales seems more than feasible, which is worth millions for a minute share of the online sales revenue.

TRUST ID  -- a secure way of identifying oneself, through identity proofing in the enrollment process and biometric authentication, within a social website.  This provides everyone, of all ages, confidence that the person you are conversing with is an actual person with the claimed identity.  With a swipe of your finger (or presentation of some other “live” biometric i.e. retna, voice recognition, vein scan, etc.) Trust ID will provide safe, secure social networking.

Introduction.  Social Networks are great places to meet and network with people sharing similar personal or business interests, but they also pose serious security threats to users and their companies.   The number of these sites is increasing and the aggregate enrolled population of these sites is massive; with the top three representing over 1 billion members.

Social Network sites are replete with fraudulent users with phony identities and stolen accounts making social networking unsafe.  Reputations are at risk, children are at risk, and all users are at risk from predators, sex offenders and the like.  Facebook alone is believed to have millions of phony users.

Summary Solution Concept.  The Ceelox Trust ID Digital Identity will use its process to create a trusted identity for each social network member. In this way, the Ceelox solution will create a safe, trusted social networking environment with the knowledge that Trust ID users are real people with vetted identities.  When a registered user seeks to sign on to a social network site, the Trust ID user will be prompted when logging in to confirm their identity by swiping their finger (or other “live” biometric) confirming their identity via the Ceelox Trust ID Authentication Server.  The Social Network partner will place the Trust ID icon next to any social networker online to identify them to all other social networkers as a real person with a vetted identity.

The Corporate Partnering Strategy.  For this business opportunity to be viable, Ceelox must have strategic corporate partners. In this case, the partner solicitation strategy is obvious: the social networks.

The Business Model for the Strategy.  Insofar as the product will be offered and hosted by the subject social network, the simplest business model would be one where the social network offers its members the opportunity to subscribe on an annual basis for the Trust ID.  With over 1 billion social members, even a miniscule penetration could yield millions in annual, recurring revenue.

SECURE MOBILE PHONE --- a vast number of consumers (9 of 10) use their mobile phone to conduct business online, chat, share pictures, send and receive corporate email, etc. As a result, they are at high risk of theft and exposing personal and sensitive business information.  To further expand the opportunity, the Wireless Telecom Market is a commodity market and Carriers are searching for add-on revenue sources.  Through the introduction of a biometric on a phone coupled with Ceelox authentication software, a solution for both of these opportunities is provided enabling a new platform for revenue growth, including secure mobile commerce.

Introduction.  While billions of dollars are spent each year for personal end-point security of the PC and the information stored thereon, the security of mobile phone access and the data and communications stored and transacted thereon is hugely vulnerable.

This problem is mounting as more and more mobile phone users upgrade to a smart phone and subscribe to a 3G or 4G network service:

•	As of June 2010, 93% of the US household population had a cell phone.

•	Of these, 123 million are 3G network subscribers.

•
A recent KPMG report notes that the global percentage of respondents who have used their mobile device for banking has more than doubled from 19% to 46%, while the percentage that have used it to buy goods and services has gone from 10% to 28%. This surge is being led by the world's fastest-developing economies. In China, 77% of respondents say they have used their mobile phones for banking and 44% for retail transactions, while in India 38% are using them to shop, and 43% for financial business.

•	On the global retail purchasing side, the market for electronic mobile wallet services is growing fast and Gartner Group predicts it could reach $245 billion in value by 2014.

The immense macro trends associated with the rising importance of the mobile phone in the global economy speak for themselves. The issue remains that the mobile phone, as currently configured, is extremely vulnerable to unauthorized access and use.

Summary Solution Concept. Ceelox has the technology to limit phone access solely to its registered owner, secure the data resident on the phone, and safeguard any payment and banking transactions performed thereon. Just as PC’s today can be equipped on an OEM basis with an inexpensive fingerprint reader to control access, so too can the mobile phone (“100% Secure Access Control”); Note: or other form of biometric can be used i.e. retna, voice recognition, facial recognition, etc.  Through the use of a “live” biometric, the Ceelox process will provide 100% Secure Access Control by allowing the user to register his personal data in a Secure Biometric Server hosted by the service provider (the “Hosting Service Provider”) that is linked one-to-one with the user’s biometric file.

As with its Virtual Credit Card implementation, the power of Ceelox’ process is that, even if a cyber criminal had possession of the mobile phone user’s name, address, phone number and credit card or bank account number and even the users mobile phone itself, the cyber criminal could not gain access to the phone and the subject transaction accounts.

The Corporate Partnering Strategy.  For this business opportunity to be viable, Ceelox must have a strategic corporate partner, which could be implemented in one of several ways as follows:

•
Carrier-Led Partnering Strategy.  The most logical partnering strategy for this market opportunity would be an existing Telco carrier that has an established 3G mobile network and could most easily host and deliver the service as part of a strategy to provide a highly desired and differentiated premium service to its customers. Because the opportunity is a global one, logically the solicitation of corporate partners would include both (i) US mobile service providers and (ii) international mobile carriers.

•	Other Partnering Strategies. An alternative partnering strategy would be to pursue mobile phone OEM’s to deploy and host the recurring hosted services described above.

Business Model: With regard to the US alone, if Ceelox were able to obtain a small user fee e.e. $1.00 per month from the customers electing to use the premium services, we believe that each 1% share of such market is worth $12 million in annual revenue and growing.

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

Although most companies that target consumer application markets have completed development of their biometric products, such technologies have not been widely accepted in the commercial markets to date. Most companies competing for commercial opportunities are in the business of selling scanning devices and tie their algorithm to a specific device.  We have created a process that is “device independent” and agnostic to the type of biometric, i.e. retna, voice recognition, vein scan, etc.   Therefore, by being agnostic to hardware, the Company offers flexibility to customers in their implementation designs.

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

The market for biometric technology is evolving. Computer breaches, identity theft, phishing and other events in the recent past are driving the need for large-scale biometric deployments. In addition, companies such as Lenovo/IBM, Dell, Gateway, Samsung, Sony, Toshiba, Acer and HP have all introduced computers with integrated finger scanning devices to complement the conventional username/password technique since it is highly susceptible to hackers and security breaches.

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

We have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years and for the years ended December 31, 2011 and December 31, 2010 we had an accumulated deficits of $25,639,942 and $23,975,687 respectively.

We sustained net losses of $1,722,241 and $3,052,432 for the years ended December 31, 2011 and 2010, respectively.  We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future.

We have relinquished an exclusive license to a related party for all of our intellectual property.

As announced in an 8-K dated January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares in equity and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding credit card, social networking, and mobile, security.  Ceelox will continue to seek merger and acquisition candidates with synergies within these areas.  Ceelox is currently in discussions with CIP and will seek license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Even if we successfully complete any acquisition as part of our business strategy, we may fail to successfully integrate the business of any such acquisition into our operations and realize the anticipated benefits from such integration on a timely basis, or at all, which could negatively impact our business.

The success of any acquisition will depend on our ability to realize the anticipated benefits from integrating a target company’s business into our operations. Our business could be disrupted and our management’s attention diverted due to these integration planning activities and as a result of the actual integration of our company with any such acquisition following the acquisition. Following any such acquisition, we may fail to realize the anticipated benefits therefrom on a timely basis, or at all, for a variety of reasons, including the following:

•	difficulties entering new markets or manufacturing in new geographies where we have no or limited direct prior experience;
•
failure to identify or assess the magnitude of any liabilities we may assume in connection with an acquisition, which could result in unexpected litigation or regulatory exposure, unfavorable accounting treatment, unexpected increases in taxes due, a loss of anticipated tax benefits or other adverse effects on our business, operating results or financial condition; and

•	difficulties or delays in incorporating acquired technologies into our proposed products.

If we are not able to successfully integrate the business and technology of any such acquisition into our operations, the anticipated benefits and efficiencies of any such acquisition may not be realized fully or at all, or may take longer to realize than expected, and our ability to compete may be adversely affected.

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

Our solutions represent a new approach to Internet security which has been adopted on a limited basis by companies which distribute goods, content or software applications over the Internet. The implementation of our products and solutions requires the distribution and use of a finger scanning device and integration of database and server side software. Although we believe our solutions provide a higher level of security for ecommerce, banking and other Internet transactions and information transmitted over the Internet than existing traditional methods, unless business and consumer markets embrace the use of a scanning device and believe the benefits of increased accuracy outweigh implementation costs, our solutions will not gain market acceptance.

Our solutions may contain defects which will make it more difficult for us to establish and maintain customers.

Despite extensive testing during development, our products may contain undetected design faults and errors, or “bugs” that are discovered only after it has been installed and used by customers. Any such defect or error in new applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities. Since our technologies are intended to be utilized to secure electronic access, the effect of any such bugs or delays will likely have a detrimental impact on us. In addition, given that biometric technology generally, has yet to gain widespread acceptance in the market, any delays would likely have a more detrimental impact on our business than if we were a more established company.

In order to generate revenue from our products, we are dependent upon third parties and strategic partners yet to be defined  which we do not control. As a result, it may be more difficult to generate sales.

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

Our strategy envisions growing our business.  We plan to continue to develop our products and to hire additional sales, software engineers, administrative and marketing personnel.  Any growth in or expansion of our business is likely to place a strain on our management and administrative resources, infrastructure and systems.  In order to expand our business, we may be required to purchase or lease additional machinery and equipment, hire, train and supervise additional personnel and make significant outlays of capital.  These measures are time consuming and expensive, will increase management’s responsibilities and will divert management’s attention from our day-to-day operations. We cannot assure you that we will be able to:

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

Our success depends to a significant degree upon our ability to attract, retain and motivate skilled and qualified personnel.  If we fail to attract, train and retain sufficient numbers of these qualified people, our prospects, business, financial condition and results of operations will be materially and adversely affected.  In particular, we are heavily dependent on the continued services of Mark Grannell, our Chief Executive Officer. Our success depends on our ability to attract, train and retain employees with expertise in developing, marketing and selling software solutions. In order to successfully market our products, we will need to retain, replace, and grow with additional engineering, technical support and marketing personnel. The market for such persons remains highly competitive and our limited financial resources will make it more difficult for us to recruit and retain qualified persons.

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

CIP, LLC, our majority shareholder, of which our Chairman, William P. Moore is a control person, currently owns approximately 69.6% of our issued and outstanding common stock.   Since CIP, LLC controls more than 50% of our issued and outstanding common stock, you effectively have no vote in how we conduct our corporate affairs.

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

ITEM 1B.              UNRESOLVED STAFF COMMENTS

None.

ITEM 2.                 PROPERTIES

Until July 31, 2011, the Company’s offices were located at 13976 Lynmar Blvd., Tampa, FL 33626 where the Company leased approximately 7,000 square feet of office space.  Pursuant to the lease, the monthly rent is $6,710, and as of December 31, 2011, the Company owes $44,937 in deferred payments. After July 31, 2011, the Company did not renew the lease agreement at 13976 Lynmar Blvd, Tampa, Florida 33626, and the Company’s office is now located at 10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210.

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

Market Price of and Dividends on Common Equity and Related Shareholder Matters.

Our common stock was listed for trading on the OTC Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority (FINRA) on December 26, 2008 under the symbol “NCRG.”  On September 30, 2010 the Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc. and coincidently received a new trading symbol, “CELO.” Below are the high and low quarterly sales information relating to trading in our common stock during our fiscal years ended December 31, 2011 and 2010.

We have never paid a cash dividend on our common stock and we have no present intention to declare or pay cash dividends on our common stock in the foreseeable future.  We intend to retain any earnings which we may realize in the foreseeable future to finance our operations.  Future dividends, if any, will depend on earnings, financing requirements and other factors.

Fiscal Year

2011	High	Low
Fourth Quarter: 10/1/11 to 12/31/11	$0.05	$0.02
Third Quarter: 7/1/11 to 9/30/11	$0.50	$0.02
Second Quarter: 4/1/11 to 6/30/11	$0.56	$0.29
First Quarter: 1/1/11 to 3/31/11	$1.01	$0.36
2010	High	Low
Fourth Quarter: 10/1/10 to 12/31/10	$1.01	$0.65
Third Quarter: 7/1/10 to 9/30/10	$1.40	$0.51
Second Quarter: 4/1/10 to 6/30/10	$1.70	$1.01
First Quarter: 1/1/10 to 3/31/10	$1.25	$0.75

The Company considers its common stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its common stock.  Some of the bid quotations from the OTC Bulletin Board set forth above may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

ITEM 6.                 SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We were originally formed for the purpose of developing and marketing advanced fingerprint biometric technology and encryption software solutions.   Our biometric identification and encryption software solutions provide innovative and new ways for customers to securely access, store, send and receive confidential information.  We commenced marketing our products in the first half of 2007 following more than three years of technology and product development.  We have invested over $12 million in the operations of the business including research and development, product development and marketing of our products.

As announced on Form 8-K filed with the SEC on January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding virtual credit card, social networking, and mobile, security.  Ceelox will continue to seek merger and acquisition candidates with synergies within these areas.  Ceelox is currently in discussions with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Results of Operations

Net Revenue

For the years ended December 31, 2011 and 2010 the Company had revenues of $21,101 and $33,889, respectively.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $1,045,605 or 41% for the year ended December 31, 2011 from the year ended December 31, 2010.  The decrease in Operating Costs and Expenses was due to a decrease of $1,153,716 or 47% in marketing, general and administrative expenses.

Loss from Operations

Our operating loss for the year ended December 31, 2011 was $1,453,418 compared to a loss of $2,486,235 for the year ended December 31, 2010.  The decreased loss from operations of $1,032,817 or 42% was due largely to focus on product development and pursuit of funding to execute our business plan.

Interest Expense

Interest expense and related financing fees for the year ended December 31, 2011 was $268,823 compared to $566,201 for the year ended December 31, 2010, a decrease of $297,378 or 53%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $45,739 for the year ended December 31, 2011 compared to $39,574 for the same period in 2010.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements) which contributed $28,826 additional interest expense.  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $34,970 for the year ended December 31, 2011.  Of the $34,970 in interest expense, $23,095 is related to accrued interest and $11,875 is related to debt discount.  On July 20, 2007, Ceelox of Florida, a majority owned subsidiary of the Company granted a related party an exclusive, fully paid-up, royalty-free, irrevocable, perpetual, worldwide, transferable, assignable license, with the right to sublicense in and to all the Company’s intellectual property (the “License Agreement”).  Subject to the License Agreement the Company maintains all of its right, title and interest in and to the intellectual property. The License Agreement was effective immediately and continues indefinitely, unless and until terminated by mutual agreement.

Additionally and in connection with this agreement, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay Ceelox costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.  During the year ended December 31, 2011 the Company received additional advances under this agreement of $385,552 which resulted in additional interest expense of $96,388.  See Footnote 4 of the Company’s financial statements for additional detail.  During the year ended December 31, 2011, the Company issued promissory notes to a related party in the amount of $626,824, which resulted in additional interest expense in the amount of $1,597. During the year ended December 31, 2011, the Company recorded interest expense related to lock-up agreements in the amount of $57,500. The remaining interest expense of $3,802 is related to financing fees.

Net Loss

During the year ended December 31, 2011 and 2010 the Company incurred net losses of $1,722,241 and $3,052,436, respectively.  The decreased losses of $1,330,195 were primarily due to a reduction in workforce expenses while seeking additional funding for its business plan.

Liquidity and Capital Resources

As of December 31, 2011, we had a working capital deficit of $10,115,840, as compared to a working capital deficit of $8,726,580 as of December 31, 2010.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $961,165 during the year ended December 31, 2011 was primarily a result of our $1,722,241 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $1,849,253 during the year ended December 31, 2010 was primarily a result of our $3,052,436 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense

Investing Activities

During the year ended December 31, 2011 and December 31, 2010 we expended $0 and $1,272, respectively.  The amount we expended for the year ended December 31, 2010 was for the purchase of property and equipment.

Financing Activities

During the year ended December 31, 2011, we generated proceeds of $942,376 from our financing activities which consisted of: (i) advances from related parties of $385,552, and (ii) proceeds from notes payable, related parties in the amount of $556,824.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements are set forth in Note 3 to our audited financial statements.

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

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. For the year ended December 31, 2011, the Company determined that no reserves was necessary.

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC 350. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization.  Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on the Company’s financial position and results of operations. As further discussed in Note 5, for the year ended management recorded a loss on assets of $84,566.

The Company also assesses the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment, when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes.  When it is determined that the estimated future cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. As discussed further in Note 4 of the accompanying consolidated financial statements, for the year ended December 31, 2011, management recorded a loss on assets of $8,677.

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

Revenue Recognition

Overview

The Company has developed suggested retail pricing for all revenue components which include volume related discounting where appropriate. In addition the Company may negotiate prices on an individual case basis for significant volume or significant account opportunities.

Hardware and Software Revenue

The Company recognizes hardware revenue upon invoicing. Invoicing is triggered upon shipping. In products that have a hardware and software component that is not broken out in the Company’s pricing, that includes hardware in the form of flash memory, the Company considers the value of the hardware to be de minimis and records the sale under the Software/Hardware classification.

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

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2011 and 2010, the Company maintained a stock plan covering equity grants including stock options and warrants.

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

Computation of (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 25,372,824 and 24,255,264 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2011 and 2010, respectively.

	For the Years Ended
	2011	2010
Potentially dilutive options	2,181,111	2,223,118
Potentially dilutive warrants	6,254,783	6,254,783
Potentially dilutive convertible instruments	16,841,984	15,777,363
	25,277,878	24,255,264

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

CEELOX, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ceelox, Inc.

We have audited the accompanying consolidated balance sheets of Ceelox, Inc. and Subsidiary (collectively the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceelox, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and a stockholders’ deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company’s cash and working capital positions as of December 31, 2011 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ ROTHSTEIN KASS
Rothstein Kass

Roseland, New Jersey
May 17, 2012

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2011	2010

ASSETS
Current assets:
Cash	$6,940	$25,729
Accounts receivable	-	7,206
Inventory	-	35,674
Prepaids and other current assets	17,628	43,497
Total current assets	24,568	112,106

Property and equipment, net	-	11,904
Software development costs, patents and trademarks, net	-	100,813
Total assets	$24,568	$224,823

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$387,289	$368,307
Advances, related party – in default	7,833,128	7,351,188
Notes payable, related party (including accrued interest of $1,597) – in default	628,421	-
Convertible notes payable, related party – in default	960,185	885,620
Convertible note – bridge loans ($156,985 and $134,735 due to shareholder, respectively) – in default	331,385	296,415
Total current liabilities	10,140,408	8,901,530

Commitments and contingencies

STOCKHOLDERS' DEFICIT

Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized, none issued and outstanding	-	-

Common stock, $0.00001 par value: authorized 100,000,000 shares; issued: 14,147,556 shares as of December 31, 2011 and 11,383,673 shares as of December 31, 2010; outstanding: 14,147,556 at December 31, 2011 and 11,383,673 at December 31, 2010	142	114
Additional paid-in capital	15,877,094	15,594,014
Accumulated deficit	(25,639,942)	(23,975,687)
Non controlling interests	(353,134)	(295,148)
Total stockholders’ deficit	(10,115,840)	(8,676,707)
Total liabilities and stockholders’ deficit	$24,568	$224,823

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,	December 31,
	2011	2010

Revenue:
Hardware and software	$1,374	$16,230
Licensing	19,727	17,659
Total Revenue	21,101	33,889

Operating costs and expenses:
Costs of hardware sales	5,130	21,995
Marketing, general and administrative	1,320,180	2,473,896
Depreciation and amortization	19,474	24,233
Loss on disposal of assets	129,735	-
Total costs and expenses	1,474,519	2,520,124

Operating loss	(1,453,418)	(2,486,235)

Other expenses:
Interest and amortization of financing fees	(268,823)	(566,201)
Total other expenses	(268,823)	(566,201)

Net loss	$(1,722,241)	$(3,052,436)

Less: Net loss attributable to non-controlling interest	57,986	102,905

Net loss attributable to common stockholders	$(1,664,255)	$(2,949,531)

Basic and diluted loss per share	$(0.14)	$(0.26)

Weighted average shares basic and diluted	11,885,723	11,204,534

Stock-based compensation:
Payroll and related benefits	$13,483	$123,114
Consulting	$127,125	$252,182
Legal Fees	$80,000	$-

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares	Amount	Additional Paid-in Capital	Shares of Treasury Stock	Treasury Stock	Accumulated Deficit	Non- Controlling Interest	Total
BALANCE at January 1, 2010	10,695,646	$107	$15,841,880	121,111	$(60,000)	$(21,780,413)	-	$(5,998,426)

Discount on issuance of convertible bridge note			17,739					17,739

Issuance of common stock and 138,889 options for services	125,000	1	52,809					52,810

Finance fees arising from extension of warrant terms			4,699					4,699

Conversion of notes payable, related party and bridge loans	436,391	4	353,472					353,476

Stock-based compensation			123,114					123,114

Retirement of shares held in Treasury	(121,111)	(1)	(59,999)	(121,111)	60,000			-

Non-controlling interest recorded in connection with shares not exchanged in the recapitalization transaction	(385,635)	(4)	(562,010)			754,257	(192,243)	-

Simultaneously with the recapitalization transaction, cancellation of 1,175,101 shares and exchange of the remaining 9,916,000 shares in consideration of a convertible promissory note with the principal shareholder			(350,000)	(11,091,101)				(350,000)

Shares issued in connection with the recapitalization transaction	168,899	2	(42,169)	11,091,101				(42,167)

Issuance of common stock for services	464,483	5	214,479					214,484

Net loss for the year ended December 31, 2010						(2,949,531)	(102,905)	(3,052,436)

BALANCE at December 31, 2010	11,383,673	$114	$15,594,014	-	$-	$(23,975,687)	$(295,148)	$(8,676,707)

Stock-based compensation			13,483					13,483

Issuance of common stock for services	2,763,883	28	269,597					269,625

Net loss for the year ended December 31, 2011						(1,664,255)	(57,986)	(1,722,241)

BALANCE at December 31, 2011	14,147,556	$142	$15,877,094	-	$-	$(25,639,942)	$(353,134)	$(10,115,840)

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(1,722,241)	$(3,052,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Bad debt expense	-	7,145
Stock compensation expense to consultants and employees	220,608	375,296
Amortization of deferred finance fees	-	4,729
Depreciation and amortization	19,474	24,233
Loss on disposal of assets	129,735	-
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	7,206	1,462
Inventory	(817)	4,498
Prepaids and other current assets	25,870	(36,297)
Accounts payable and accrued liabilities	359,000	822,117
NET CASH USED IN OPERATING ACTIVITIES	(961,165)	(1,849,253)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,272)
NET CASH USED IN INVESTING ACTIVITIES	-	(1,272)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from convertible notes payable, related party	-	100,000
Advances from related party	385,552	1,591,113
Proceeds from notes payable, related party	556,824	-
Proceeds from issuance of convertible note – bridge loans	-	60,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	942,376	1,751,113

NET INCREASE (DECREASE) IN CASH	(18,789)	(99,412)
CASH:
Beginning of period	25,729	125,141
End of period	$6,940	$25,729

Supplemental disclosure of non-cash investing and financing activities:

Conversion of notes payable, related party and bridge loans into common stock	$-	$326,391
Issuance of convertible notes payable, related party in exchange for share purchase and stockholder advances	$-	$450,000
Discount on convertible bridge loans	$-	$17,739
Advance – Expenses paid by related party	$70,000	$129,998

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.    Nature of Business and Recapitalization Transaction

Ceelox, Inc. (the “Company”) (formerly Nicaragua Rising, Inc. or “Nicaragua”) was incorporated on October 24, 2007 in Nevada; The Company was a development stage company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private (defined below), certain shareholders of Ceelox Private, the Company and the Company’s majority shareholder, the Company exchanged 1 share of the Company’s common stock for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.  See Note 11 for a more detailed discussion of the Nicaragua-Ceelox Private Share Exchange.

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

2.          Going Concern and Management’s Plans

During the years ended December 31, 2011 and 2010, the Company was engaged in advertising and marketing activities directed at generating interest in its fully developed products.  As indicated in the accompanying consolidated financial statements, at December 31, 2011 and 2010, the Company had $6,940 and $25,729 in cash, respectively, and $10,115,840 and $8,789,424 in negative working capital, respectively.  For the years ended December 31, 2011 and 2010, the Company had a net loss of $1,722,241 and $3,052,436, respectively, and utilized $961,165 and $1,849,253, respectively, in cash from operations.    These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2011.   No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

License and Intellectual Property

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

2.          Going Concern and Management’s Plans (continued)

Although authorized to act as indicated, the Company has held off doings so as CIP indicated verbally that it would give Ceelox Sub and the Company some additional time past August 12, 2011 to find financing or some other acceptable solution.

As announced on Form 8-K filed with the SEC on January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding virtual credit card, social networking, and mobile, security.  Ceelox will continue to seek merger and acquisition candidates with synergies within these areas.  Ceelox is currently in discussions with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Leased Space

Until July 31, 2011, the Company’s offices were located at 13976 Lynmar Blvd., Tampa, FL 33626 where the Company leased approximately 7,000 square feet of office space.  Pursuant to the lease, the monthly rent is $6,710, and as of December 31, 2011, the Company owes $44,937 in deferred payments. After July 31, 2011, the Company did not renew the lease agreement at 13976 Lynmar Blvd, Tampa, Florida 33626, and the Company’s office is now located at 10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210.

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

3.          Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with Regulation S-X of the Securities and Exchange Commission (“SEC”). All material inter-company accounts and transactions have been eliminated in consolidation.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

3.          Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. For all periods presented, the Company determined that no reserves were necessary. During the year ended December 31, 2011, the Company determined that the inventory was obsolete. Therefore, the company recorded a loss on disposal of inventory in the amount of $36,492.

Property and Equipment

Computer equipment, computer software and furniture and fixtures are stated at cost and depreciated on a straight-line basis over an estimated useful life of five years. Upon disposal, assets and related accumulated depreciation are removed from the accounts and the related gain or loss is included in results from operations.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

3.          Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC 350, Intangibles, Goodwill and Other. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization.  Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on the Company’s financial position and results of operations. As further discussed in Note 5, for the year ended December 31, 2011 management recorded a loss on assets of $84,566.

The Company also assesses the impairment of long-lived assets in accordance with ASC 360, Property, Plant and Equipment, when circumstances indicate that the carrying value may not be recoverable. The Company determines if impairment has occurred through adverse changes.  When it is determined that the estimated future cash flows of an asset will not be sufficient to recover its carrying amount, an impairment loss must be recorded to reduce the carrying amount to its estimated fair value. As discussed further in Note 4, for the year ended December 31, 2011, management recorded a loss on assets of $8,677.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

3.          Basis of Presentation and Summary of Significant Accounting Policies (continued)

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

3.          Basis of Presentation and Summary of Significant Accounting Policies (continued)

Research and Development

The Company expenses research and development costs as they are incurred.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Such costs for the years ended December 31, 2011 and 2010 amounted to approximately $46,000 and $127,000, respectively.

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2011 and 2010, the Company maintained a stock plan covering equity grants including stock options and warrants. (See Note 11, “Equity Incentive and Stock-Based Compensation Plan,” for a detailed description of the Company’s plans.)

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The standard requires the measurement and recognition of compensation expense in the Company’s statement of operations for all share-based payment awards made to the Company’s employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.

The Company’s forfeiture rate represents the historical rate at which the Company’s stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Computation of (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.   Accordingly, we did not include 25,277,878 and 24,255,264 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2011 and 2010, as shown below:

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

3.          Basis of Presentation and Summary of Significant Accounting Policies (continued)

Computation of (Loss) Per Share (continued):

	For the Years Ended
	2011	2010
Potentially dilutive options	2,181,111	2,223,118
Potentially dilutive warrants	6,254,783	6,254,783
Potentially dilutive convertible instruments	16,841,984	15,777,363
	25,277,878	24,255,264

Non controlling Interest Ceelox Private

Certain shareholders of Ceelox Private did not participate in the Merger and share exchange between Nicaragua and Ceelox Private (see Note 11). At December 31, 2011 and 2010, these shareholders are recorded as non controlling interests in the consolidated financial statements. Details of changes in the non controlling interests are reflected in the consolidated statement of stockholders’ deficit.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

4.    Property and Equipment

Property and equipment, net consist of the following at December 31, 2011 and 2010:

	2011	2010
Office equipment and furniture	$-	$122,350
Less: Accumulated Depreciation	-	110,446

Property and equipment, net	$-	$11,904

Depreciation expense for the years ended December 31, 2011 and 2010 amounted to $3,227 and $7,986, respectively.

The office equipment and furniture was abandoned on July 31, 2011 when the Company did not renew the lease agreement at 13976 Lynmar Blvd, Tampa, Florida 33626, and moved its offices to 10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210. As a result of the abandonment, the Company recorded a loss on disposal of office equipment and furniture in the amount of $8,677.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

5.    Software Development Costs, Patents, and Trademarks

Software development costs, patents, and trademarks consist of the following as of December 31, 2011 and 2010:

	2011	2010
Software development costs,
patents and trademarks	$-	$316,156

Less: Accumulated amortization	-	215,343

Software development costs, patents, and trademarks, net	$-	$100,813

Amortization expense for the years ended December 31, 2011 and 2010 amounted to $16,247 and $16,247, respectively.

The Company recorded a loss on disposal of software development costs, patents and trademarks in the amount of $84,566 to equal the full amount of the carrying value. The impairment charge resulted from the fact that on January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the assets of Ceelox that secured the note (the “Collateral”) to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,368 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock.  Consequently, at December 31, 2011, management did not believe there was a future economic benefit to these assets based on CIP’s intentions.

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

During the years ended December 31, 2011 and 2010, the Company received advances under this agreement of $385,552 and $1,721,111, respectively. Interest accrued for the years ended December 31, 2011 and 2010 amounted to $96,388 and $430,278, respectively.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

6.    Advances from Related Party (continued):

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $7,833,128 and $7,351,188 as of December 31, 2011 and December 31, 2010, respectively.

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest (See Note 5) or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the outstanding related party advances plus accrued interest. As of December 31, 2011, the Advances from Related Party are considered in default.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,368 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  As a result, all of the advances from related party were converted.

7.    Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. As of December 31, 2011, the debt was convertible into approximately 338,088 shares of common stock. Interest expense for years ended December 31, 2011 and December 31, 2010 amounted to $45,739 and $39,574, respectively. The Company is in default of this agreement.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 483,726 shares of common stock at December 31, 2011 and had a carrying value of $391,818. During the year ended December 31, 2011, interest expense amounted to $22,420. On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. The note is convertible into common stock at $0.81 per share. Under this agreement, the note is convertible into 138,207 shares of common stock at December 31, 2011 and had a carrying value of $111,948. During the year ended December 31, 2011, interest expense amounted to $6,406.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

7.    Convertible Notes Payable - Related Party (continued):

At December 31, 2011 and December 31, 2010, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance January 1, 2010	$300,705	$70,400	$371,105
Note issued February 10, 2010 in share exchange	350,000	-	350,000
Note issued February 10, 2010 in loan exchange	100,000	-	100,000
Interest accrued December 31, 2010	-	64,515	64,515
Balance December 31, 2010	750,705	134,915	885,620
Interest accrued December 31, 2011	-	74,565	74,565
Balance December 31, 2011	$750,705	$209,480	$960,185

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the $100,000 and $350,000 Face Value Convertible Notes Payable – Related Party plus accrued interest. As of December 31, 2011, the Convertible Notes Payable – Related Party are considered in default.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,368 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  As a result, all of the convertible notes payable – related party was converted.

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

Ceelox Private had issued $495,000 of notes under this subscription agreement through December 31, 2010. In February 2010, the Company exchanged a non interest bearing shareholder advance payable for a convertible bridge loan in the amount of $134,735. Ceelox Private determined that, based upon the contractual terms of the agreement, the maximum number of warrants to be issued, in aggregate, would be 1,166,176 and has calculated a gross discount at inception in the amount of $58,064 ($17,739 of discounts recorded during the period for new issuances) and is amortizing this amount on a straight line basis over the term of the agreements.  Ceelox Private considered the guidance under ASC 815, Derivatives and Hedging, in evaluation of whether an embedded feature is considered indexed to a Company’s own stock.  Ceelox Private determined that the guidance did not apply and the debt did qualify as conventional convertible debt.

During the year ended December 31, 2010, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the years ended December 31, 2011 and December 31, 2010, Ceelox Private recorded amortization of discounts in the amount of $11,875 and $16,343 related to unconverted instruments, respectively. At December 31, 2011, the carrying amounts of convertible bridge notes were $331,385, net of $538 in un-amortized discount. However, as of December 31, 2011, $174,400 of the Convertible Notes Payable – Bridge Loans is considered in default.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,368 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  As a result, $156,985 of the convertible notes payable – bridge loans were converted.

9.    Notes Payable – Related Party

On March 31, 2011, Ceelox issued a promissory note to a related party in the amount of $110,000. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the year ended December 31, 2011 amounted to $462.

On June 30, 2011, Ceelox issued a promissory note to a related party in the amount of $364,791. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the year ended December 31, 2011 amounted to $1,025.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

9.    Notes Payable – Related Party (continued):

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the year ended December 31, 2011 amounted to $110.

On December 31, 2011, Ceelox issued a promissory note to a related party in the amount of $73,947. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. No interest had accrued at December 31, 2011.

As previously reported on Form 8-K dated July 13, 2011 and subsequently amended on August 9, 2011, the Company reported that it received a demand letter (“Demand Letter”) from its primary creditor and majority stockholder, CIP, which requires the Company to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under the $300,705 Face Value Convertible Notes Payable – Related Party plus accrued interest or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before August 12, 2011.  Additionally, if CIP so elects, it could require immediate payment from Ceelox Sub related to the $110,000, $364,791 and $78,304 Face Value Notes Payable – Related Party plus accrued interest.  As of December 31, 2011, the Notes Payable – Related Party are considered in default.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,368 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  As a result $510,035 of the notes payable – related party was converted.

10.   Shareholder Advances

Ceelox Private received an advance of $134,735 from a related party shareholder in October 2009. In February 2010, the advance was converted to a Bridge Loan as described in Note 8.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11.   Recapitalization and Equity Activity

Warrants: The following table summarizes the activity related to warrants for the period from January 1, 2010 through December 31, 2011:

	Warrants	WAVG Strike Price
January 1, 2010	5,493,998	3.57
Granted	777,452	0.81
Exercised	-	-
Cancelled or expired	(16,667)	1.58
December 31, 2010	6,254,783	3.23
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
December 31, 2011	6,254,783	3.23
Exercisable at December 31, 2011	6,254,783	3.23

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

Simultaneously with the Share Exchange, the Company and its majority beneficial shareholder agreed cancel 1,175,101 of the 11,091,101 Nicaragua shares purchased by the Company and exchange 9,916,000 shares of Nicaragua common stock for consideration of a $350,000 convertible note (see Note 6).  The shares purchased by the Company were reissued with the recapitalization transaction.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11.   Recapitalization and Equity Activity (continued)

Consulting Agreement

On February 1, 2010, the Company entered into an agreement with a consultant to perform such investor relations, public relations and other similar services as may be reasonably requested by the Company.  Such services may include, but shall not be limited to: (i) the introduction and implementation of marketing programs and other resources to the Company, (ii) the identification of capable individuals who may be considered as potential board members and/or officers of the Company and (iii) the identification and pursuit of strategic alliances for the Company.  In consideration of services performed and to be performed by Consultant, the Company shall deliver the following to Consultant: (i) 55,556 shares of the Company’s common stock and (ii) an option to purchase 138,889 shares of the Company’s common stock with an exercise price of $.99 per share and a five (5) year term.  Such option shall be in such form and subject to such terms and conditions as are typical in stock options of similar nature and size. During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $0 and $24,685, respectively, related to this agreement.

Retained Search Agreement

On February 1, 2010, the Company engaged a retained executive search firm.  The Company agreed to a fee for service that is a cash and stock amount equal to a percentage of the hired executive’s first year on target earnings with a minimum total fee of $100,000.  Half of the fee will be paid in cash and half will be paid in the form of an immediate stock grant of 69,444 shares of the Company’s Common stock which was due on signing.  The Company does not expect the fee to exceed $100,000. During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $0 and $28,125, respectively, related to this agreement.

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

On October 8, 2010, the Company entered into an additional agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 150,000 shares of common stock no later than March 1, 2011, (ii) nine (9) consecutive monthly payments of $15,000 commencing on November 1, 2010, and (iii) $45,000 upon execution of the agreement.  The agreement states that the common stock is earned over twelve (12) consecutive months at 12,500 shares per month. The agreement is retroactive to August 1, 2010.  During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $52,125 and $62,500, respectively, related to this agreement. On March 1, 2011, the Company issued 150,000 shares for services rendered from August 2010 through July 2011.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11.   Recapitalization and Equity Activity (continued)

Investment Banking Agreement (continued)

On November 21, 2011, the Company entered into an additional agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 2,500,000 shares of common stock upon execution of the agreement and, (ii) $100,000 upon the closing of a bridge financing in the minimum amount of $1,500,000. The agreement states that in the event the funding is not completed, the firm will agree to defer the compensation until a funding is completed. The agreement is retroactive to July 1, 2011.  During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $75,000 and $0, respectively, related to this agreement. On December 29, 2011, the Company issued 2,500,000 shares in connection with the agreement.

Marketing Agreement

On January 12, 2010, the Company entered into a corporate advisory services agreement (the "Agreement") with Core Consulting Group ("Core"). Pursuant to the Agreement, Core will provide non-exclusive advisory services to the Company in the areas of public and investor relations. The term of the Agreement is for a period of six months and pursuant to the agreement the Company has agreed to issue to Core an aggregate of 250,000 shares of its restricted common stock and to pay Core $100,000 in cash. The Agreement may be terminated by either party prior to six months if a material breach of the Agreement occurs by either the Company or Core.  The $100,000 payment to Core was made directly to Core on our behalf by Mr. Moore, our sole officer and director and was subsequently exchanged for a convertible note as discussed in Note 8. The 250,000 shares of common stock which were both non refundable and non-forfeitable were valued at $15,000 and were expensed at date of issuance. The Company is recognizing the cash payment made to Core over the service period of six months and has recorded $83,333 in consulting expense through December 31, 2010.  On September 8, 2010, the Company extended its agreement with Core for a period of three months.  The Company has agreed to issue to Core an aggregate of 150,000 shares of common stock and to pay Core $20,000 in cash.  During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $0 and $135,000 related to this agreement.

The Company engaged an investor relations firm, CEOcast, Inc., for a four month limited engagement beginning July 16, 2010. As consideration for the investor relations consultant’s services the Company agreed to pay a monthly retainer of $7,500 and 34,483 shares of the Company’s common stock.  During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $0 and $34,828 related to this agreement.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11.   Recapitalization and Equity Activity (continued)

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

On July 9, 2010, the Board of Directors approved by unanimous written consent the satisfaction of $30,000 owed to The Ashcroft Group by the issuance of 30,000 shares of the Company’s common stock.  The agreement with The Ashcroft Group dated October 1, 2009 called for quarterly payments of $20,000 for advisory services.   The remaining $10,000 owed was paid in cash. During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation of $0 and $30,000 related to this agreement.

Legal Services Agreement

On February 1, 2011, the Company contracted with an attorney to provide Corporate Counsel Services and support its SEC reporting and public company legal matters.   In exchange for $70,000 in services the Company issued 100,000 non-refundable shares of its common stock for services.  The Shares were deemed fully earned upon signing of this Agreement and not subject to forfeiture.  In addition, the Company agreed to pay $5,000 per month for the Services up to twenty hours per month and thereafter at a rate per hour.  Upon mutual agreement of the Company and the attorney, the monthly services may be paid for by the issuance of the Company’s common stock.  In the event that the attorney agrees to accept shares of the Company’s restricted stock, the Company will issue an amount of restricted stock equal to $10,000 for each month that stock is issued for services.  During the year ended December 31, 2011, the Company issued 13,883 shares of restricted stock for services. The determination of the stock price for purposes of issuing shares hereunder shall be based on the stock price on the date of issuance.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11.   Recapitalization and Equity Activity (continued)

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

On September 15, 2011 the Company’s Chief Executive Officer and Acting Chief Financial Officer and Director, Mr. Gerry Euston, resigned.  Mr. Euston’s resignation was not the result of any disagreements concerning the Company’s operations or policies.  On September 16, 2011, the Board through Unanimous Written Consent, appointed Mr. William P. Moore, Chairman, to the additional position of Acting Chief Financial Officer and Mark L. Grannell as chief Executive Officer.

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

As of December 31, 2011, 3,818,889 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11.   Recapitalization and Equity Activity (continued)

General Stock Option Information

The following table summarizes stock option activity under 2007 Plan for the years ended December 31, 2011 and 2010, and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2011.

	Number of	Weighted Average	Weighted Average
	Options	Exercise Price	Contractual Term
Outstanding at January 1, 2010	2,139,130	$0.27	4.65 years
Granted	142,333
Exercised	-
Cancelled/Forfeited	(2,033)	$0.54
Outstanding at December 31, 2010	2,279,430	$0.27	4.65 years
Granted	195,000
Exercised	-
Cancelled/Forfeited	(293,319)
Outstanding at December 31, 2011	2,181,111	$0.27	4.65 years

Range of Exercise Prices	Options O/S	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$ 0.09 – 0.41	2,042,222	1.25	$ 0.021	2,042,222	$ 0.021
$ 0.99	138,889	3.09	$ 0.110	138,889	$ 0.110

On February 24, 2011, the Company issued options totaling 195,000 to six of its employees with a strike price of $0.55, which 50% of the options vest on or after February 17, 2012 and the remaining 50% vest on or after February 17, 2013. In the event of a merger or consolidation of the Company with or into another corporation or entity in which the Company does not survive, or in the event of a sale of all or substantially all of the assets of the Company in which the stockholders of the Company receive securities of the acquiring entity or an affiliate thereof, all options immediately vest and become exercisable as of the day immediately preceding any such event.  Additionally, in the event that the Company receives gross proceeds of a minimum of $2,500,000 in equity, or equity-linked, securities from a non-affiliated third party(ies), all options immediately vest and become exercisable upon the Company’s receipt of any such proceeds.

As of December 31, 2011 and December 31, 2010, there was $0 and $8,488 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2 years and 4 years.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11.   Recapitalization and Equity Activity (continued)

Stock-Based Compensation

Stock Options

During the years ended December 31, 2011 and 2010, the Company recorded stock-based compensation related to stock options of $13,483 and $123,114, respectively.

12.   Concentrations

For both of the years ended December 31, 2011 and 2010, the Company had two major customers, which represented approximately 99% and 97% of the respective years’ revenue.  Accounts receivable from these customers at December 31, 2011 and December 31, 2010 were $0 and $6,730, respectively.

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

14.   Lock-Up Agreements

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

15.   Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2011 and 2010:

	Year Ended December 31,
	2011	2010
Benefit at federal and statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Effective tax rate	0%	0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2011	2010
Net operating loss carry-forward	$7,119,000	$6,550,000
Property and equipment	-	(2,800)
Compensation arising from share-based payment	378,000	373,500
Amortization of intangible assets	-	10,900
Valuation allowance	(7,497,000)	(6,931,600)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2011, we have $20,890,000 in net operating loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.  The net operating loss carry forwards expire through 2031.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of December 31, 2011, the Company’s most recently filed income tax return dates are as of December 31, 2010, and generally three years of income tax returns commencing with that date are subject to audit by these authorities.  Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740, Income Taxes.  ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and tax position taken or expected to be taken on the tax return.  Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC 740.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

16.   Subsequent Events

The Company previously reported in Form 8-K as filed with the SEC on January 27, 2012, that it received a demand letter (“Demand Letter”) from its primary creditor and majority shareholder, CIP, LLC, a Kansas limited liability company (“CIP”).

The Demand Letter requires the Company’s majority-owned subsidiary, Ceelox, Inc., a Florida corporation (“Ceelox Sub”) to either (i) make payment in full of all amounts owed to CIP by Ceelox Sub under that certain 8% Convertible Promissory Note dated August 17, 2005 in the original principal amount of $500,000 (as subsequently amended from time to time, the “Note”) or (ii) deliver title to all of the assets of Ceelox that secure the Note (the “Collateral”) to CIP, in either event on or before January 27, 2012.  The current amount due under the Note is approximately $431,705 (which includes $300,705 in principal and approximately $131,000 of interest as of the date of the Demand Letter, and in addition to the obligations to CIP under the Note, Ceelox Sub has other contractual obligations to CIP that, if CIP so elected, would require an immediate payment from Ceelox Sub to CIP of approximately $9,460,000.

The Demand Letter further states that if Ceelox Sub agrees to deliver title to all of the Collateral to CIP on or before August 12, 2011 (subsequently verbally extended to January 27, 2012), CIP will agree that (i) all indebtedness under the Note will be deemed satisfied and (ii) all other contractual agreements between CIP and Ceelox Sub will be terminated and any amounts due will be converted into 24,000,000 shares of the Company’s common stock.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,368 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock.

This action will result in the termination of (i) that certain License Agreement dated July 20, 2007 between CIP and Ceelox Sub and (ii) that certain Exclusive Software Development Maintenance and Marketing Services Agreement dated July 20, 2007 between CIP and Ceelox Sub.

In connection with the shareholder consent, Ceelox Sub has agreed to execute and return certain documents that accompanied the Demand Letter on or before January 27, 2012, including the following: (i)Termination, Settlement and Full Release, (ii) Omnibus Bill of Sale and Assignment and (iii) Global Assignment of Intellectual Property Rights, (collectively, the “Settlement Agreements”).

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

16.   Subsequent Events (continued)

The following is an unaudited pro forma reflecting the conversion of debt into equity resulting from the transactions described above:

	Unaudited
	December 31, 2011 (Actual)	Adjustments		Pro-forma adjusted
Liabilities:
Accounts payable and accrued liabilities	$387,289			$387,289
Advances, related party	7,833,128	a	(7,833,128)	--
Notes payable , related party	628,421	a	(510,035)	118,386
Convertible notes payable, related party	960,185	a	(960,185)	--
Convertible note - bridge loans	331,385	a	(156,985)	174,400

Total current liabilities	10,140,408		(9,460,333)	680,075
Stockholders' Deficit:

Common stock, 14,147,556 shares issued as of December 31, 2011	142		240	382
Additional paid-in capital	15,877,094		9,460,093	25,337,187
Accumulated deficit	(25,639,943)			(25,639,943)
Non controlling interests	(353,133)			(353,133)

Total stockholders' deficit	(10,115,840)		9,460,333	(655,507)

Total liabilities and stockholders' deficit	$24,568		$-	$24,568

a.	To reflect the issuance of 24,000,000 shares of common stock in satisfaction of debt due CIP, a related party.

Pursuant to the Company’s Form 8-K filed with the SEC on February 22, 2012:  On February 16, 2012 the Company entered into a securities purchase agreement with one investor for the purchase and sale of a convertible promissory note (“Note”) in the principal amount of $187,500 and a warrant to purchase shares of the Company’s common stock.  Additionally, the Company entered into a security agreement with the investor whereby the Company’s obligation to repay the Note is secured by all of the Company’s assets.

After the payment of fees, expenses and the prepayment of interest, the Company received net proceeds of $104,625.

Pursuant to the terms of the Note, the maturity date of the Note is February 16, 2013 (“Maturity Date”) and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note.  The Note may be prepaid by the Company at anytime before the Maturity Date, subject to a 10% prepayment penalty.  In the event that the Company completes an offering of its equity securities (including securities convertible into its equity securities) resulting in a minimum amount of $4,000,000 in gross proceeds to the Company (“Qualified Offering”), the investor shall have the right to request the prepayment of this Note.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

16.   Subsequent Events (continued)

Upon the earlier of the completion of a Qualified Offering, or the Maturity Date, the investor shall have the right to convert the Note into shares of the Company’s common stock.  The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the “Offering Price”) if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date.  For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes.

The Company issued a five year warrant to the investor pursuant to which the investor shall have the right to acquire additional shares of the Company’s common stock.  The number of shares of common stock issuable upon exercise of the warrant shall be determined by dividing the principal amount of the Note by the Conversion Price (as defined above pursuant to the Note) multiplied by twenty percent (20%).

Pursuant to the Company’s Form 8-K filed with the SEC on March 22, 2012:  On November 23, 2011, the Company entered into a share exchange agreement (“Agreement”) with P2P Cash, Inc. (“P2P”) for the purchase of all of the outstanding capital stock of P2P Ceelox, Inc. (“P2P Acquisition Corp.”).  The Agreement has been terminated by the mutual agreement of P2P and the Company.

Subsequent to the year end, the Company issued an aggregate 200,000 shares of common stock to service providers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.              CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. As of December 31, 2011 we do not believe that our disclosure controls and procedures were effective.  The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements.  The potential remedies for this situation are described below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2011 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

•
The small size of our Company limits our ability to achieve the desired level of separation our internal controls and financial reporting. We do have a separate CEO and CFO; however, we do not have an Audit Committee to review and oversee the financial policies and procedures of the Company. Until such time we are able to install an audit committee, we do not meet the full requirement for separation. In the interim, we will continue to strengthen the role of our CEO and CFO and their review of our internal control procedures.

•
The small size of our Company also limits our ability to achieve the desired level of closing process related to the preparation of consolidated financial statements to ensure that the Company identified and accumulated all required supporting information to ensure completeness and accuracy of the consolidated financial statements and that balances and disclosures reported in the consolidated financial statements reconciled to the underlying supporting schedules and accounting records.  Management hopes to further mitigate the risk of material weakness going forward by utilizing external financial consulting services, in a more effective manner, prior to the review by our principal independent accounting firm to ensure that all information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported accurately and within the time periods specified in the commission’s rules and forms.

Changes in Internal Controls

There have been no changes in our control over financial reporting that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B.              OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The following table sets forth the name, age and position of each of our officers, directors, director designees and key employees.

Name	Age	Position
Mark Grannell	49	Chief Executive Officer and Chief Operating Officer
William P. Moore	66	Chairman of the Board, Secretary, Treasurer and Chief Financial Officer

Mark Grannell became our Chief Executive Officer on September 15, 2011 and our Chief Operating Officer on February 12, 2010, in connection with our acquisition of Ceelox Private.  Mr. Grannell joined Ceelox Private during the second quarter of 2008 as Chief Operating Officer bringing over 20 years engineering and management experience with Motorola, Sprint, Level 3, and SiriCOMM  His career includes satellite, wireline and wireless telecommunication, data and voice design and engineering; business development; sales and executive-level management.  Prior to joining Ceelox Private, Mr. Grannell’s career began at Motorola as a system engineer working on satellites. He then spent over twelve years, from 1989 to 2000, at Sprint where he enjoyed a steady progression of management responsibilities.  Past duties at Sprint include direct responsibility over a $180M annual budget for national wireless network deployment including hardware and software design and a staff exceeding 250 people.  After leaving Sprint, Mr. Grannell worked at Level 3 from 2002 to 2007 performing business development and sales functions.  In January 2007, Mr. Grannell left Level 3 to become President and CEO of SiriCOMM, Inc.  During the next 14 months Mr. Grannell oversaw network redesign and development of new network operations software resulting in 30% maintenance reduction and 60% data throughput performance improvement.  SiriCOMM filed for U.S. federal bankruptcy protection in December 2007. Mr. Grannell earned his Bachelor of Science degree in Electrical Engineering from Kansas State University and his MS Electrical Engineering from the University of Missouri.  He is an elected member of the Gardner/Edgerton Board of Education.

William P. Moore became our Secretary, Treasurer and Chief Financial Officer on September 15, 2011. He has been Chairman of the Board of the Company since November 5, 2009.  Prior to our acquisition of Ceelox Private, Mr. Moore was the President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company since November 5, 2009.  Since 1994, Mr. Moore has been a co-owner, director and secretary of Continental Coal Inc., a privately-held surface mining company operating in Kansas and Missouri.  Mr. Moore received his Bachelor of Science degree from the United States Military Academy at West Point and a Master of Business Administration degree from Harvard University.

ITEM 11.               EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning all compensation paid to the Company’s Executive Officers for services to the Company in all capacities for each of the two years ended December 31 indicated below.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year Ended December 31,	Salary	Bonus	Other Annual Compensation (1)	Number of Securities Underlying Options and Warrants
Gerry Euston	2011	$50,000	--	--
Chief Executive Officer and Acting Chief Financial Officer (through September 15, 2011) (2)	2010	$126,456	--	--

Mark Grannell	2011	$64,423	--	--
Chief Operating Officer, Chief Executive Officer and Secretary (2)	2010	$126,546	--	--	--

William P. Moore	2011	--
Chief Financial	2010	--
Officer (2)

(1)	The amounts included represent the fair market value of options granted to Mr. Euston and to Mr. Grannell.

(2)
On September 15, 2011 the Company’s Chief Executive Officer and Acting Chief Financial Officer and Director, Mr. Gerry Euston, resigned.  Mr. Euston’s resignation was not the result of any disagreements concerning the Company’s operations or policies.  On September 16, 2011, the Board through Unanimous Written Consent, appointed Mr. William P. Moore, Chairman, to the additional position of Acting Chief Financial Officer and Mark L. Grannell as Chief Executive Officer.

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

On September 15, 2011 the Company’s Chief Executive Officer and Acting Chief Financial Officer and Director, Mr. Gerry Euston, resigned.  Mr. Euston’s resignation was not the result of any disagreements concerning the Company’s operations or policies.  On September 16, 2011, the Board through Unanimous Written Consent, appointed Mr. William P. Moore, Chairman, to the additional position of Acting Chief Financial Officer and Mark L. Grannell as Chief Executive Officer

A full copy of the Consulting Agreement is attached hereto as Exhibit 10.1 hereto.

ITEM 12.               SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of December 31, 2011, with respect to:

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

The information presented in this table is based on 38,347,555 shares of common stock of Ceelox, Inc. issued and outstanding on May 9, 2012. Unless otherwise indicated, the address of each of the executive officers, directors and 5% or more stockholders named below is Ceelox, Inc., 10801 Mastin, Suite 920 Overland Park, Kansas 66210.

	Common Stock
Name of Beneficial Owner	Beneficially Owned	Percentage of Common Stock
Executive Officers and Directors:
William P. Moore III Revocable Trust & CIP, LLC(1)	26,696,365	69.6%

Mark L. Grannell(2)	805,308	N/A
Gerry Euston(2)	1,768,877	N/A

All officers and directors as a group	27,501,673	71.7%
Other Stockholders with 5% or more of our common stock:
Endeavor Group, LLC(3)	2,650,000	6.9%
Philip E. Tearney	4,000,000	10.4%

(1)
All shares included herein are held through this individual’s ownership interest in CIP, LLC.  Mr. Moore is the Sole Trustee of the William P. Moore, III Revocable Trust and controls the Trust’s shares.

(2)	Includes 805,308 shares of common stock issuable upon the exercise of currently vested options and warrants.
(3)	Located at 151 Rowayton Avenue, Suite 100, Rowayton, CT 06853

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As of December 31, 2011, none of our directors qualify as “independent” in accordance with Rule 10A-3 of the Exchange Act.

ITEM 14.               PRINCIPAL ACCOUNTING FEES AND SERVICES

In 2009, the Company’s Board of Directors approved the engagement of Rothstein Kass as the Company’s new principal independent certified public accountants to audit the Company’s consolidated financial statements.

The following table sets forth the fees by our independent registered public accounting firms for each of the last two fiscal years:

Fee Category	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit fees	$46,396	$211,080
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December  31, 2011 and 2010, our board of directors pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board of directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was 0%.

ITEM 15.               EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

10.1	Consulting Agreement with Gerry Euston.	Filed herewith

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension – Schema.	Filed herewith

101.CAL	XBRL Taxonomy Extension – Calculations.	Filed herewith

101.DEF	XBRL Taxonomy Extension – Definitions.	Filed herewith

101.LAB	XBRL Taxonomy Extension – Labels.	Filed herewith

101.PRE	XBRL Taxonomy Extension – Presentation.	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ MARK GRANNELL	Chief Executive Officer, and Director	May 17, 2012
Mark Grannell	(Principal Executive)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MARK L GRANNELL	Chief Executive Officer, and Director	May 17, 2012
Mark Grannell	(Principal Executive and Secretary)

/s/WILLIAM P. MOORE	Chairman of the Board and Acting Chief	May 17, 2012
William P. Moore	Financial Officer

EXHIBIT INDEX

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

10.1	Consulting Agreement with Gerry Euston.	Filed herewith

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension – Schema.	Filed herewith

101.CAL	XBRL Taxonomy Extension – Calculations.	Filed herewith

101.DEF	XBRL Taxonomy Extension – Definitions.	Filed herewith

101.LAB	XBRL Taxonomy Extension – Labels.	Filed herewith

101.PRE	XBRL Taxonomy Extension – Presentation.	Filed herewith