Form 10-Q
period 2012-03-31
Ceelox Inc.
filed 2012-05-21
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-1421766

CEELOX, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210
 (Address of principal executive offices, including zip code.)

(913) 884-3705
(Registrant's telephone number, including area code)

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
YES ☐   NO ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,347,556 as of May 21, 2012

ITEM 1.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
March 31, 2012

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
	Unaudited
ASSETS
Current assets:
Cash	$21,283	$6,940
Accounts receivable	-	-
Inventory	-	-
Prepaids and other current assets	96,180	17,628
Total current assets	$117,463	$24,568

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$423,609	$387,289
Advances, related party	-	7,833,128
Notes payable, related party	118,596	628,421
Convertible notes payable, related party	-	960,185
Convertible note - bridge loan ($0 and $156,985 due toshareholder)	179,322	331,385
Secured convertible note	877	-
Derivative liabilities	305,278	-
Total current liabilities	1,027,682	10,140,408

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares,
authorized; none issued and outstanding	-	-

Common stock, $0.00001 par value: Authorized 100,000,000 shares;
Issued: 38,247,556 shares as of March 31, 2012 and 14,147,556 shares as of December 31, 2011; Outstanding: 38,247,556 at
March 31, 2012 and 14,147,556 at December 31, 2011	383	142
Additional paid-in capital	25,341,309	15,877,094
Accumulated deficit	(25,889,813)	(25,639,942)
Non controlling interests	(362,098)	(353,134)
Total stockholders’ deficit	(910,219)	(10,115,840)
Total liabilities and stockholders’ deficit	$117,463	$24,568

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,	March 31,
	2012	2011

Revenue:
Hardware and software	$-	$1,374
Licensing	-	3,663
Total Revenue	-	5,037

Operating costs and expenses:
Costs of hardware sales	-	2,291
Marketing, general and administrative	126,141	546,558
Depreciation and amortization	-	5,548
Total costs and expenses	126,141	554,397

Operating loss	(126,141)	(549,360)

Other expenses:
Interest and amortization of financing fees	(14,916)	(124,078)
Derivative expense	(117,778)	-
Total other expenses	(132,694)	(124,078)

Net loss	(258,835)	(673,438)

Less: Net loss attributable to non-controlling interest	8,964	23,321

Net loss attributable to common stockholders	$(249,871)	$(650,117)

Basic and diluted loss per share	$(0.01)	$(0.06)

Weighted average shares basic and diluted	32,125,578	11,474,566

Stock-based compensation:
Payroll and related benefits	$-	$4,015
Consulting	$-	$29,500
Legal Fees	$-	$80,000

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(258,835)	$(673,438)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense to consultants and employees	-	198,640
Depreciation and amortization	-	5,547
Derivative expense	117,778	-
Effect on cash of changes in operating assets and liabilities:
Accounts receivable	-	4,543
Inventory	-	(817)
Prepaids and other current assets	-	(44,638)
Accounts payable and accrued liabilities	55,281	75,241
NET CASH USED IN OPERATING ACTIVITIES	(85,776)	(434,922)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable - related party	(4,506)	-
Advances from related party	-	385,552
Proceeds from notes payable, related party	-	40,000
Proceeds from issuance of secured convertible note	104,625	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	100,119	425,552

NET INCREASE (DECREASE) IN CASH	14,343	(9,370)
CASH:
Beginning of period	6,940	25,729
End of period	$21,283	$16,359

Supplemental disclosure of non-cash investing and financing activities:

Advance – Expenses paid by related party	$-	$70,000
Shares issued in satisfaction of related party debt	$9,406,456	$-
Shares issued in satisfaction of accounts payable	$4,000	$-
Deferred financing fees resulting from issuance of secured convertible note	$78,552	$-

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

2.   Going Concern and Management’s Plans

During the three months ended March 31, 20012, the Company was engaged in continued development of our business plan and working to identify strategic partners for potential merger and acquisitions as well as placement agent and investment banking and financial advisory services.  As indicated in the accompanying condensed consolidated financial statements, at March 31, 2012 and December 31, 2011, the Company had $21,283 and $6,940 in cash, respectively, and $910,219 and $10,115,840 in negative working capital, respectively.  For the three months ended March 31, 2012 and 2011, the Company had a net loss of $258,835 and $673,438, respectively, and utilized $85,776 and $434,922, respectively, in cash from operations.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2012.   No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

License and Intellectual Property (continued)

Although authorized to act as indicated, the Company has held off doings so as CIP indicated verbally that it would give Ceelox Sub and the Company some additional time past August 12, 2011 to find financing or some other acceptable solution.

As announced on Form 8-K filed with the SEC on January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. Since that time Ceelox has continued development of its business plan surrounding virtual credit card, social networking, and mobile, security. Ceelox will continue to seek merger and acquisition candidates with synergies within these areas. Ceelox is currently in discussions with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

3.    Basis of Presentation and Selection Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes in the Company’s Form 10-K for the year ended December 31, 2011.

The operating results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

3.    Basis of Presentation and Selection Significant Accounting Policies (continued)

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Computation of (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 25,323,947 and 25,260,579 of potentially dilutive options, warrants and convertible debt instruments at March 31, 2012 and 2011 respectively.

	For the Three Months Ended March 31,
	2012	2011
Potentially dilutive options	2,181,111	2,248,860
Potentially dilutive warrants	9,032,561	6,254,783
Potentially dilutive convertible instruments	14,110,275	16,756,936
	25,323,947	25,260,579

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

4.   Advances from Related Party

In connection with a License Agreement with CIP, LLC, the Company entered into a Software Services Agreement with the related party whereby they agreed to pay the Company costs associated with marketing its products and maintaining and developing our products based on our biweekly cash burn rate, net of sales collections.

During the three months ended March 31, 2012 and 2011, the Company received advances under this agreement of $0 and $385,552, respectively. Interest accrued for the three months ended March 31, 2012 and 2011 amounted to $0 and $96,388, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $0 and $7,833,128 as of March 31, 2012 and December 31, 2011, respectively.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,596 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, all of the advances from related party were converted.

5.    Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. Interest expense for the three months ended March 31, 2012 and 2011 amounted to $3,141 and $10,938, respectively.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. Under this agreement, the note was convertible into common stock at $0.81 per share. Interest expense for the three months ended March 31, 2012 and 2011 amounted to $1,540 and $5,361, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. Under this agreement, the note was convertible into common stock at $0.81 per share. Interest expense for the three months ended March 31, 2012 and 2011 amounted to $440 and $1,532, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.   Convertible Notes Payable - Related Party (continued)

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,596 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, all of the convertible notes payable – related party was converted.

At March 31, 2012 and December 31, 2011, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance December 31, 2011	$750,705	$209,480	$960,185
Interest accrued January 24, 2012	-	5,121	5,121
Notes converted at January 24, 2012	(750,705)	(214,601)	(965,306)
Balance March 31, 2012	$-	$-	$-

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

During the year ended December 31, 2010, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the three months ended March 31, 2012 and the twelve months ended December 31, 2011, the Ceelox Private recorded amortization of discounts in the amount of $538 and $11,875 related to unconverted instruments, respectively. As of March 31, 2012 and December 31, 2011, the carrying amounts of convertible bridge notes were $179,322 and $331,385, net of $0 and $538 in un-amortized discount, respectively.  However, as of December 31, 2011, the convertible notes payable – bridge loans were considered in default.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,596 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, $156,352 of the convertible notes payable – bridge loans were converted. As of March 31, 2012, $179,322 of the convertible notes payable – bridge loans are considered in default.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.   Notes Payable - Related Party

On March 31, 2011, Ceelox issued a promissory note to a related party in the amount of $110,000. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the three months ended March 31, 2012 and 2011 amounted to $40 and $0, respectively.

On June 30, 2011, Ceelox issued a promissory note to a related party in the amount of $364,791. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the three months ended March 31, 2012 amounted to $134.

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the three months ended March 31, 2012 amounted to $74.

On December 31, 2011, Ceelox issued a promissory note to a related party in the amount of $73,947. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the three months ended March 31, 2012 amounted to $103. As of December 31, 2011, the notes payable – related party were considered in default.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,596 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result $505,670 of the notes payable – related party was converted.

8.    Secured Convertible Note Financing

Pursuant to the Company’s Form 8-K filed with the SEC on February 22, 2012: On February 16, 2012 the Company entered into a securities purchase agreement with one investor for the purchase and sale of a convertible promissory note (“Note”) in the principal amount of $187,500 and a warrant to purchase shares of the Company’s common stock. The number of warrant shares exercisable is equal to the number of shares equal to 20% of the quotient obtained by dividing (i) the principal amount of the Note ($187,500) by (ii) the Conversion Price of the Company’s common stock. Additionally, the Company entered into a security agreement with the investor whereby the Company’s obligation to repay the Note is secured by all of the Company’s assets.

After the payment of fees, expenses and the prepayment of interest, the Company received net proceeds of $104,625.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.    Secured Convertible Note Financing (Continued)

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

Accounting for the Secured Convertible Notes

We have evaluated the terms and conditions of the secured convertible note and warrants under the guidance of ASC 815, Derivatives and Hedging. Both the embedded conversion feature and detachable warrants have a variable conversion price, which precludes these instruments from being indexed to the Company’s own stock. As a result, both the embedded conversion feature and warrants require classification as liabilities.

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Note	$187,500 Face Value
Proceeds	$104,625
Embedded conversion feature	(251,852)
Warrant derivative liability	(55,370)
Prepaid interest	24,375
Deferred finance fees	58,500
Carrying value	$-

. CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.    Secured Convertible Note Financing (Continued)

Accounting for the Secured Convertible Notes (continued)

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement.

For the three months ended March 31, 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $877. The carrying value of the secured convertible note at March 31, 2012 was $877.

9.    Derivative Financial Instruments

The components of warrant derivative liability as reflected in the condensed consolidated balance sheet as of March 31, 2012:

	March 31, 2012
Secured convertible note financing giving rise to derivative financial instruments:	Indexed Shares	Fair Values
Embedded conversion feature	13,888,889	$250,000
Warrant derivative liability	2,777,778	55,278
	16,666,667	$305,278

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended March 31, 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended March 31, 2012
Embedded conversion feature	$(1,852)
Warrant derivative liability	(92)
(1,944)
Day-one derivative loss	(119,722)
Total derivative gain (loss)	$(117,778)

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10.   Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.
Level 2 valuations:	Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.
Level 3 valuations:	Significant inputs to valuation model are unobservable.

We follow the provisions of ASC 820, Fair Value Measurements and Disclosures, with respect to our financial instruments. As required by ASC 820, assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to their fair value measurement. Our derivative financial instruments which are required to be measured at fair value on a recurring basis under of ASC 815 are all measured at fair value using Level 3 inputs. Level 3 inputs are unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. As of December 31, 2011 there was no assets or liabilities measured at fair value.

The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2012:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Derivative liabilities	$-	$-	$305,278	$305,278
Total	$-	$-	$305,278	$305,278

Both the embedded conversion feature and warrants were valued using a binomial-lattice-based valuation model. The lattice-based valuation technique was utilized because it embodies all of the requisite assumptions (including the underlying price, exercise price, term, volatility, and risk-free interest-rate) that are necessary to fair value these instruments. For forward contracts that contingently require net-cash settlement as the principal means of settlement, we project and discount future cash flows applying probability-weighted to multiple possible outcomes. Estimating fair values of derivative financial instruments requires the development of significant and subjective estimates that may, and are likely to, change over the duration of the instrument with related changes in internal and external market factors. In addition, option-based techniques are highly volatile and sensitive to changes in the trading market price of our common stock.  Because derivative financial instruments are initially and subsequently carried at fair values, our income will reflect the volatility in these estimate and assumption changes.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10.   Fair Value Considerations (continued):

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Balance as of January 1, 2012	$-
Total gains or losses (realized or unrealized):
Included in earnings	1,944
Warrant issuances	(55,370)
Embedded conversion feature	(251,852)
Balance as of March 31, 2012	$305,278

11.   Equity Activity

Warrants

The Company had outstanding warrants at March 31, 2012 totaling 9,032,561.  The warrants expire at various dates ranging from October 1, 2012 through February 13, 2017 and have an average exercise price of $0.16.

Investment Banking Agreement

On February 21, 2012, the Company entered into an agreement with a firm for non-exclusive investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 400,000 restricted common shares, payable in four equal quarterly installments beginning on the date of execution of this Agreement, (ii) fees associated with the raising of capital of 10% cash and 10% in warrants on equity-linked capital raised (i.e., common equity, preferred equity, convertible debt, debt with warrants), and 3% cash and no warrants on straight debt capital raised and (iii) fees associated with merger and acquisitions of 5% of the consideration up to $5 million, 3% of the consideration between $5-10 million, and 1% of consideration above $10 million. At the Company's discretion, $5,000 may be paid in lieu of the restricted shares as quarterly compensation.  The warrants will be struck at a 20% premium to the valuation of said financing event, have a five-year expiration, and have a cashless exercise feature.  The term of the agreement is 12 months and can be terminated upon 10 days written notice without cause by either the Company or the firm at any time before the Expiration Date. For the three months ended March 31, 2012, $1,000 consulting expenses has incurred.  As discuassed in Note 14, 100,000 restricted common shares were issued on May 4, 2012 in connection with this agreement.

Legal Services Agreement

On January 21, 2012, the Company contracted with a legal firm to (i) assist the Company with a potential acquisition of target companies for asset acquisitions, (ii) assist the Company with a proposed private financing for which a $50,000 retainer was paid by the Company and (iii) assist the Company with a future acquisition.  In exchange for services, the company will be billed at an hourly rate for work performed on behalf of the Company.  The current hourly rates for firm personnel range from $390 to $895 for partners, from $225.00 to $545.00 for associates, $90.00 to $315.00 for paralegals, clerks and librarians, and other members of our staff. During the three months ended March 31, 2012, the Company paid a $50,000 retainer for their use of services.  The retainer was paid out of the proceeds of the secured convertible note financing dated February 16, 2012. $12,500 of which has been recorded as legal fees.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

11.   Equity Activity (continued)

Stock Option Plans

As of March 31, 2012, 3,818,889 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

Stock-Based Compensation

Stock Options

During the three months ended March 31, 2012 and 2011, the Company recorded stock-based compensation related to stock options of $0 and $4,015, respectively.

Other

On January 11, 2012 the Company issued 100,000 shares of common stock to a company based on an existing agreement to explore company synergies.  The payable related to these shares in the amount of $4,000 was previously accrued.

12.   Concentrations

For the three months ended March 31, 2011, the Company had two major customers, which represented approximately 97% of the period’s revenue.  Accounts receivable from these customers at March 31, 2012 and December 31, 2011 were $0 and $2,663, respectively.

13.    Share Exchange Agreement

Pursuant to the Company’s Form 8-K filed with the SEC on March 22, 2012: On November 23, 2011, the Company entered into a share exchange agreement (“Agreement”) with P2P Cash, Inc. (“P2P”) for the purchase of all of the outstanding capital stock of P2P Ceelox, Inc. (“P2P Acquisition Corp.”). The Agreement has been terminated by the mutual agreement of P2P and the Company.

14.    Subsequent Events

On May 18, 2012, the Company sold a $125,000 convertible promissory note (“Note”) to an investor.  In connection with the sale of the Note the Company also issued the investor a warrant to purchase shares of the Company’s common stock (“Warrant”).  The Note is due and payable on November 18, 2012 and bears interest at a rate of 13% per annum, all of which shall be paid on the maturity date.  The Company may prepay the Note and accrued in whole or in part at any time prior to the maturity date without penalty.  An event of default shall occur in the event the Company fails to make the principal and interest payment to the investor on or prior to the maturity date.  The Warrant issued to the investor allows the investor to acquire up to 250,000 shares of the Company’s common stock at a price of $0.10 per share for a period of five years from the date of issuance of the warrant.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

14.    Subsequent Events (continued)

On May 4, 2012, the Company issued 100,000 shares of common stock to an investing banking group in accordance with the terms of the agreement entered into on February 21, 2012.

On May 11, 2012, the Company entered into an agreement with a firm for exclusive placement agent agreement for the private placement of securities. As consideration for these services, pursuant to the Agreement, the Company agreed (i) to pay, at the signing of this agreement $25,000 cash, and 30 days from the signing of this agreement an additional $10,000 cash as a non-refundable retainer that is creditable to the placement fee described herein (ii) a cash fee payable upon each closing of a transaction closing equal to 10% of the gross proceeds received by the Company from sources of capital introduced by the placement agent  (iii) a cash fee if the Company or any of its advisors or affiliates sources any capital investment into the Company equal to 4% of such gross proceeds (iv) pay placement agent a corporate finance fee payable in cash upon each closing equal to 2% of the gross proceeds (v) warrants to the placement agent to purchase shares of the Company's common stock equal to 10% of the number of shares of common stock underlying the securities issued in the offering. Warrants will be issued at each closing and shall provide (a) be exercisable at an exercise price equal to the price of the securities issued to the investors in the offering, (b) expire five (5) years from the date of issuance, (c) contain anti-dilution protection provided to the investors, (d) same registration rights provided to the investors, and (e) provisions for cashless exercise. The term of the agreement is 6 months and can be terminated upon 30 days written notice without cause by either the Company or the placement agent at any time before the Expiration Date.

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

As announced on Form 8-K filed with the SEC on January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding virtual credit card, social networking, and mobile, security.  Ceelox will continue to seek merger and acquisition candidates with synergies within these areas.  Ceelox is currently in discussions with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Results of Operations

Three Months Ended March 31, 2012 Compared with Three Months Ended March 31, 2011

Net Revenue

For the three months ended March 31, 2012 and 2011 the Company had revenues of $0 and $5,037, respectively.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $428,257 or 77% for the three months ended March 31, 2012 from the three months ended March 31, 2011.  The decrease in Operating Costs and Expenses was due to a decrease of $420,418 or 77% in marketing, general and administrative expenses.

Loss from Operations

Our operating loss for the three months ended March 31, 2012 was $126,141 compared to a loss of $549,360 for the three months ended March 31, 2011.  The decreased loss from operations of $423,220 or 77% was due largely to focus on product development and pursuit of funding to execute our business plan.

Interest Expense

Interest expense and related financing fees for the three months ended March 31, 2012 was $14,916 compared to $124,078 for the three months ended March 31, 2011, a decrease of $110,039 or 89%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $3,141 for the three months ended March 31, 2012 compared to $10,938 for the same period in 2011.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements) which contributed $1,980 additional interest expense.  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $4,290 for the three months ended March 31, 2012.  Of the $4,290 in interest expense, $3,752 is related to accrued interest and $538 is related to debt discount.  In 2011, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the three months ended March 31, 2012 related to these related party promissory notes amounted to $351. The remaining interest expense of $5,154 is related to financing fees.

Net Loss

During the three months ended March 31, 2012 and 2011 the Company incurred net losses of $258,835 and $673,438, respectively.  The decreased losses of $532,382 were primarily due to a reduction in workforce expenses while seeking additional funding for its business plan.

Liquidity and Capital Resources

As of March 31, 2012, we had a working capital deficit of $910,219 as compared to a working capital deficit of $10,115,840 as of December 31, 2011.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $85,776 during the three months ended March 31, 2012 was primarily a result of our $258,835 net loss reconciled with our net non-cash expenses relating accrued interest. Cash used in operations of $434,922 during the three months ended March 31, 2011 was primarily a result of our $673,438 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.

Investing Activities

During the three months ended March 31, 2012 and 2011 we expended $0 and $0, respectively.

Financing Activities

During the three months ended March 31, 2012, we generated proceeds of $100,119 from our financing activities which consisted of a secured convertible note financing.

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

ITEM 4.       CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements.   As of March 31, 2012 we do not believe that our disclosure controls and procedures were effective.

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

ITEM 5.        OTHER EVENTS.

On May18, 2012, the Company sold a $125,000 convertible promissory note (“Note”) to an investor.  In connection with the sale of the Note the Company also issued the investor a warrant to purchase shares of the Company’s common stock (“Warrant”).  The Note is due and payable on November 18, 2012 and bears interest at a rate of 13% per annum, all of which shall be paid on the maturity date.  The Company may prepay the Note and accrued in whole or in part at any time prior to the maturity date without penalty.  An event of default shall occur in the event the Company fails to make the principal and interest payment to the investor on or prior to the maturity date.  The Warrant issued to the investor allows the investor to acquire up to 250,000 shares of the Company’s common stock at a price of $0.10 per share for a period of five years from the date of issuance of the warrant.

The Note and Warrant were sold to the investor pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 6.   EXHIBITS.

The following documents are included herein:

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

10.1	Consulting Agreement with Gerry Euston.	Previously filed as Exhibit 10.1 to our Form 10-K dated May 17, 2012

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension – Schema.	Filed herewith

101.CAL	XBRL Taxonomy Extension – Calculations.	Filed herewith

101.DEF	XBRL Taxonomy Extension – Definitions.	Filed herewith

101.LAB	XBRL Taxonomy Extension – Labels.	Filed herewith

101.PRE	XBRL Taxonomy Extension – Presentation.	Filed herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEELOX INC.

By:	/S/ MARK GRANNELL
Name: Mark Grannell
Title: CEO

Date: May 21, 2012

EXHIBIT INDEX

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

10.1	Consulting Agreement with Gerry Euston.	Previously filed as Exhibit 10.1 to our Form 10-K dated May 17, 2012

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009

101.INS	XBRL Instance Document.	Filed herewith

101.SCH	XBRL Taxonomy Extension – Schema.	Filed herewith

101.CAL	XBRL Taxonomy Extension – Calculations.	Filed herewith

101.DEF	XBRL Taxonomy Extension – Definitions.	Filed herewith

101.LAB	XBRL Taxonomy Extension – Labels.	Filed herewith

101.PRE	XBRL Taxonomy Extension – Presentation.	Filed herewith