Form 10-Q
period 2012-06-30
Ceelox Inc.
filed 2012-08-20
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

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
YES [   ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,347,556 as of August 16, 2012.

PART I

ITEM 1.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
June 30, 2012

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	Unaudited
ASSETS
Current assets:
Cash	$2,162	$6,940
Prepaids and other current assets	72,076	17,628
Total current assets	$74,238	$24,568

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$428,912	$387,289
Advances, related party		7,833,128
Notes payable	120,861
Notes payable, related party	118,761	628,421
Convertible notes payable, related party		960,185
Convertible note - bridge loan ($0 and $156,985 due to shareholder)	182,356	331,385
Secured convertible note	8,703
Derivative liabilities	21,750
Total current liabilities	881,343	10,140,408

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares; Issued: 38,347,556 shares as of June 30, 2012 and 14,147,556 shares as of December 31, 2011; Outstanding: 38,347,556 at June 30, 2012 and 14,147,556 at December 31, 2011	384	142
Additional paid-in capital	25,347,258	15,877,094
Accumulated deficit	(25,796,324)	(25,639,942)
Non controlling interests	(358,423)	(353,134)
Total stockholders’ deficit	(807,105)	(10,115,840)
Total liabilities and stockholders’ deficit	$74,238	$24,568

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the six months ended
		June 30, 2012	June 30, 2011

Revenue:
Hardware and software	$		$1,374
Licensing			10,002
Total Revenue			11,376

Operating costs and expenses:
Costs of hardware sales			3,710
Marketing, general and administrative		292,360	1,029,221
Depreciation and amortization			11,063
Total costs and expenses		292,360	1,043,994

Operating loss		(292,360)	(1,032,618)

Other income (expenses):
Interest and amortization of financing fees		(35,061)	(212,621)
Derivative income		165,750
Total other income (expenses)		130,689	(212,621)

Net loss		$(161,671)	$(1,245,239)

Less: Net loss attributable to non-controlling interest		5,289	42,316

Net loss attributable to common stockholders		$(156,382)	$(1,202,923)

Basic and diluted loss per share		$(0.00)	$(0.10)

Weighted average shares basic and diluted		35,609,751	11,625,770

Stock-based compensation:
Payroll and related benefits	$		$12,252
Consulting	$		$45,875
Legal fees	$		$80,000

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the three months ended
		June 30, 2012	June 30, 2011

Revenue:
Licensing	$		$6,339
Total Revenue			6,339

Operating costs and expenses:
Costs of hardware sales			1,419
Marketing, general and administrative		166,219	482,663
Depreciation and amortization			5,515
Total costs and expenses		166,219	489,597

Operating loss		(166,219)	(483,258)

Other income (expenses):
Interest and amortization of financing fees		(20,145)	(88,543)
Derivative income		283,528
Total other income (expenses)		263,383	(88,543)

Net income (loss)		$97,164	$(571,801)

Less: Net (income) loss attributable to non-controlling interest		(3,675)	18,995

Net income (loss) attributable to common stockholders		$93,489	$(552,806)

Basic and diluted income (loss) per share		$0.01	$(0.05)

Weighted average shares basic and diluted		38,311,292	11,474,566

Stock-based compensation:
Payroll and related benefits	$		$8,237
Consulting	$		$16,375

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the six months ended June 30,
		2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:		$(161,671)		$(1,245,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense to consultants and employees				138,127
Depreciation and amortization				11,063
Amortization of financing fees		812
Derivative income		(165,750)
Effect on cash of changes in operating assets and liabilities:
Accounts receivable				7,206
Inventory				(817)
Prepaids and other current assets		28,426		(12,124)
Accounts payable and accrued liabilities		68,286		288,401
NET CASH USED IN OPERATING ACTIVITIES		(229,897)		(813,383)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable - related party		(4,506)
Advances from related party				385,552
Proceeds from notes payable		125,000
Proceeds from notes payable, related party				404,791
Proceeds from issuance of secured convertible note		104,625
NET CASH PROVIDED BY FINANCING ACTIVITIES		225,119		790,343

NET DECREASE IN CASH		(4,778)		(23,040)
CASH:
Beginning of period		6,940		25,729
End of period		$2,162		$2,689

Supplemental disclosure of non-cash investing and financing activities:

Advance – Expenses paid by related party	$			$70,000
Shares issued in satisfaction of related party debt		$9,460,456	$
Shares issued in satisfaction of accounts payable		$5,000	$
Discount on notes payable		$4,950	$
Deferred financing fees resulting from issuance of secured convertible note		$70,456	$

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

2.     Going Concern and Management’s Plans

During the six months ended June 30, 2012, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at June 30, 2012 and December 31, 2011, the Company had $2,162 and $6,940 in cash, respectively, and $807,105 and $10,115,840 in negative working capital, respectively.  For the six months ended June 30, 2012 and 2011, the Company had a net loss of $161,671 and $1,245,239, respectively, and utilized $229,897 and $813,383, respectively, in cash from operations.  For the three months ended June 30, 2012, the Company had net income of $97,164 and a net loss of $571,801 for the three months ended June 30, 2011.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2012.   No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

The operating results for the six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

Principles of Consolidation

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the SEC’s accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Computation of Earning (Loss) Per Share

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

For the three months ended June 30, 2012, we included 12,661,025 of potentially dilutive options, warrants and convertible debt instruments in our computation of earnings per share.

No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,661,025 and 25,319,019 of potentially dilutive options, warrants and convertible debt instruments at June 30, 2012 and 2011 respectively.

	For the six months ended June 30,
	2012	2011
Potentially dilutive options	2,181,111	2,279,063
Potentially dilutive warrants	7,129,783	6,254,783
Potentially dilutive convertible instruments	3,350,131	16,785,173
	12,661,025	25,319,019

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

During the six months ended June 30, 2012 and 2011, the Company received advances of $0 and $385,552, respectively, under this agreement. Interest accrued for the six months ended June 30, 2012 and 2011 amounted to $0 and $96,388, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $0 and $7,833,128 as of June 30, 2012 and December 31, 2011, respectively.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,761 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, all of the advances from related party were converted.

5.     Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. Interest expense for the six months ended June 30, 2012 and 2011 amounted to $3,141 and $22,220, respectively.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. Under this agreement, the note was convertible into common stock at $0.81 per share. Interest expense for the six months ended June 30, 2012 and 2011 amounted to $1,540 and $10,892, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. Under this agreement, the note was convertible into common stock at $0.81 per share. Interest expense for the six months ended June 30, 2012 and 2011 amounted to $440 and $3,112, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,761 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock to CIP. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, all of the convertible notes payable – related party was converted into common stock.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.     Convertible Notes Payable - Related Party (continued)

At June 30, 2012 and December 31, 2011, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance December 31, 2011	$750,705	$209,480	$960,185
Interest accrued January 24, 2012	-	5,121	5,121
Notes converted at January 24, 2012	(750,705)	(214,601)	(965,306)
Balance June 30, 2012	$-	$-	$-

6.     Convertible Notes Payable – Bridge Loans

In August of 2009 Ceelox Private entered in to a convertible note subscription agreement with certain accredited investors.  The offering was for $1.5 million in convertible notes and common stock purchase warrants.

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

During the year ended December 31, 2010, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the six months ended June 30, 2012 and the twelve months ended December 31, 2011, the Ceelox Private recorded amortization of discounts in the amount of $538 and $11,875 related to unconverted instruments, respectively. As of June 30, 2012 and December 31, 2011, the carrying amounts of convertible bridge notes were $182,356 and $331,385, net of $0 and $538 in un-amortized discount, respectively.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,761 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, $156,352 of the convertible notes payable – bridge loans were converted. As of June 30, 2012, $182,356 of the convertible notes payable – bridge loans are considered in default.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.     Notes Payable - Related Party

On March 31, 2011, Ceelox issued a promissory note to a related party in the amount of $110,000. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the six months ended June 30, 2012 and 2011 amounted to $40 and $153, respectively.

On June 30, 2011, Ceelox issued a promissory note to a related party in the amount of $364,791. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the six months ended June 30, 2012 amounted to $134.

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the six months ended June 30, 2012 amounted to $124.

On December 31, 2011, Ceelox issued a promissory note to a related party in the amount of $73,947. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the six months ended June 30, 2012 amounted to $206. As of December 31, 2011, the notes payable – related party were considered in default.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,761 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result $505,670 of the notes payable – related party was converted.

8.     Secured Convertible Note Financing

As reported in the Company’s Form 8-K filed with the SEC on February 22, 2012: On February 16, 2012 the Company entered into a securities purchase agreement with one investor for the purchase and sale of a convertible promissory note (“Note”) in the principal amount of $187,500 and a warrant to purchase shares of the Company’s common stock. The number of warrant shares exercisable is equal to the number of shares equal to 20% of the quotient obtained by dividing (i) the principal amount of the Note ($187,500) by (ii) the Conversion Price of the Company’s common stock. Additionally, the Company entered into a security agreement with the investor whereby the Company’s obligation to repay the Note is secured by all of the Company’s assets.

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

For the six months ended June 30, 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $8,703. For the three months ended June 30, 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $7,826. The carrying value of the secured convertible note at June 30, 2012 was $8,703.

9.     Derivative Financial Instruments

The components of warrant derivative liability as reflected in the condensed consolidated balance sheet as of June 30, 2012:

	June 30, 2012
Secured convertible note financing giving rise to derivative financial instruments:	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000	$15,625
Warrant derivative liability	625,000	6,125
	3,750,000	$21,750

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the six months ended June 30, 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Six Months Ended June 30, 2012
Embedded conversion feature	$236,227
Warrant derivative liability	49,245
283,528
Day-one derivative loss	(119,722)
Total derivative gain (loss)	$165,750

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended June 30, 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended June 30, 2012
Embedded conversion feature	$234,375
Warrant derivative liability	49,153
Total derivative gain (loss)	$283,528

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

The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2012:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Derivative liabilities	$-	$-	$21,750	$21,750
Total	$-	$-	$21,750	$21,750

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
FINANCIAL STATEMENTS
(UNAUDITED)

10.   Fair Value Considerations (continued):

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Balance as of January 1, 2012	$-
Total gains or losses (realized or unrealized):
Included in earnings	285,472
Warrant issuances	(55,370)
Embedded conversion feature	(251,852)
Balance as of June 30, 2012	$(21,750)

11.   Notes Payable

On May 18, 2012, the Company sold a $125,000 convertible promissory note (“Note”) to an investor.  In connection with the sale of the Note the Company also issued the investor a warrant to purchase shares of the Company’s common stock (“Warrant”).  The Note is due and payable on November 18, 2012 and bears interest at a rate of 13% per annum, all of which shall be paid on the maturity date.  The Company may prepay the Note and accrued interest in whole or in part at any time prior to the maturity date without penalty.  An event of default shall occur in the event the Company fails to make the principal and interest payment to the investor on or prior to the maturity date.  The Warrant issued to the investor allows the investor to acquire up to 250,000 shares of the Company’s common stock at a price of $0.10 per share for a period of five years from the date of issuance of the warrant.  We have evaluated the terms and conditions of the warrants under the guidance of ASC 815, Derivatives and Hedging and determined that they achieved equity classification.  The warrants did not contain any terms or feature that would preclude equity classification.

The purchase price allocation for the convertible notes resulted in a debt discount of $120,050. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $811 during the six month period ended June 30, 2012. The purchase price allocation is as follows:

Inception
Net proceeds	$125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Warrants

The Company had outstanding warrants at June 30, 2012 totaling 7,129,783.  The warrants expire at various dates ranging from October 1, 2012 through May 18, 2017 and have an average exercise price of $0.16.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

12.   Equity Activity

Investment Banking Agreement

On February 21, 2012, the Company entered into an agreement with a firm for non-exclusive investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 400,000 restricted common shares, payable in four equal quarterly installments beginning on the date of execution of this Agreement, (ii) fees associated with the raising of capital of 10% cash and 10% in warrants on equity-linked capital raised (i.e., common equity, preferred equity, convertible debt, debt with warrants), and 3% cash and no warrants on straight debt capital raised and (iii) fees associated with merger and acquisitions of 5% of the consideration up to $5 million, 3% of the consideration between $5-10 million, and 1% of consideration above $10 million. At the Company’s discretion, $5,000 may be paid in lieu of the restricted shares as quarterly compensation.  The warrants will be struck at a 20% premium to the valuation of said financing event, have a five-year expiration, and have a cashless exercise feature.  The term of the agreement is 12 months and can be terminated upon 10 days written notice without cause by either the Company or the firm at any time before the Expiration Date. For the six months ended June 30, 2012, $1,000 in consulting expenses has been incurred. On May 4, 2012, the Company issued 100,000 shares of common stock to an investing banking group in accordance with the terms of the agreement.

Legal Services Agreement

On January 21, 2012, the Company contracted with a legal firm to (i) assist the Company with a potential acquisition of target companies for asset acquisitions, (ii) assist the Company with a proposed private financing for which a $50,000 retainer was paid by the Company and (iii) assist the Company with a future acquisition.  In exchange for services, the company will be billed at an hourly rate for work performed on behalf of the Company.  The current hourly rates for firm personnel range from $390 to $895 for partners, from $225 to $545 for associates, $90 to $315 for paralegals, clerks and librarians, and other members of our staff. During the six months ended June 30, 2012, the Company paid a $50,000 retainer for their use of services.  The retainer was paid out of the proceeds of the secured convertible note financing dated February 16, 2012. $12,500 of which has been recorded as legal fees.

Placement Agent Agreement

On May 11, 2012, the Company entered into an agreement with a firm for exclusive placement agent agreement for the private placement of securities. As consideration for these services, pursuant to the Agreement, the Company agreed (i) to pay, at the signing of this agreement $25,000 cash, and 30 days from the signing of this agreement an additional $10,000 cash as a non-refundable retainer that is creditable to the placement fee described herein (ii) a cash fee payable upon each closing of a transaction closing equal to 10% of the gross proceeds received by the Company from sources of capital introduced by the placement agent  (iii) a cash fee if the Company or any of its advisors or affiliates sources any capital investment into the Company equal to 4% of such gross proceeds (iv) pay placement agent a corporate finance fee payable in cash upon each closing equal to 2% of the gross proceeds (v) warrants to the placement agent to purchase shares of the Company’s common stock equal to 10% of the number of shares of common stock underlying the securities issued in the offering. Warrants will be issued at each closing and shall provide (a) be exercisable at an exercise price equal to the price of the securities issued to the investors in the offering, (b) expire five (5) years from the date of issuance, (c) contain anti-dilution protection provided to the investors, (d) same registration rights provided to the investors, and (e) provisions for cashless exercise. The term of the agreement is 6 months and can be terminated upon 30 days written notice without cause by either the Company or the placement agent at any time before the Expiration Date.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

12.   Equity Activity (continued):

Investment Banking Agreement

On March 29, 2012, the company entered into an agreement with a firm to provide general financial advisory and M&A advisory services to the Company. The terms of the engagement, which is modified from the original agreement signed on December 1, 2011, are for a term of six (6) months which will commence on the closing of the current Ceelox agreement.  The firm will serve as the Company’s non-exclusive financial advisor and to provide agreed upon general financial advisory and investment banking advisor services.  As consideration for these services, the Company has agreed to compensate the firm as follows: (a) The Company agrees to pay sixty thousand dollars ($60,000) in the form of six (6) consecutive monthly payments of $10,000; (b) In the event that the firm identifies, negotiates, and acts as an advisor on a M&A assignment. Ceelox agrees to pay the greater of $75,000 or a fee equal to 5% of the first $5 million of Consideration paid, plus 3% of the second $5 million of Consideration paid, plus 1% of the Consideration paid thereafter (on any Acquirer or Acquiree Transaction) for any merger, asset sale, stock swap, or any transaction or combination other than the ordinary course of business, whereby, directly or indirectly, control of or an asset is transferred for any Consideration (defined below) including, without limitation, cash and/or non cash consideration. Payment will be due upon closing of the transaction.

Stock Option Plans

As of June 30, 2012, 3,818,889 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

Stock-Based Compensation

Stock Options

During the six months ended June 30, 2012 and 2011, the Company recorded stock-based compensation related to stock options of $0 and $12,252, respectively.

13.   Share Exchange Agreement

As reported in the Company’s Form 8-K filed with the SEC on March 22, 2012: On November 23, 2011, the Company entered into a share exchange agreement (“Agreement”) with P2P Cash, Inc. (“P2P”) for the purchase of all of the outstanding capital stock of P2P Ceelox, Inc. (“P2P Acquisition Corp.”). The Agreement has been terminated by the mutual agreement of P2P and the Company.

14.   Subsequent Events

These condensed consolidated interim financial statements were approved by management and made available for issuance on August 20, 2012. Subsequent events have been evaluated through that date.

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

Results of Operations

Six Months Ended June 30, 2012 Compared with Six Months Ended June 30, 2011

Net Revenue

For the six months ended June 30, 2012 and 2011 the Company had revenues of $0 and $11,376, respectively.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $751,634 or 72% for the six months ended June 30, 2012 from the six months ended June 30, 2011.  The decrease in Operating Costs and Expenses was due to a decrease of $736,861 or 72% in marketing, general and administrative expenses.

Loss from Operations

Our operating loss for the six months ended June 30, 2012 was $292,360 compared to a loss of $1,032,618 for the six months ended June 30, 2011.  The decreased loss from operations of $740,258 or 72% was due largely to focus on product development and pursuit of funding to execute our business plan.

Interest Expense

Interest expense and related financing fees for the six months ended June 30, 2012 was $34,250 compared to $212,621 for the six months ended June 30, 2011, a decrease of $178,371 or 84%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $3,141 for the six months ended June 30, 2012 compared to $22,220 for the same period in 2011.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements) which contributed $1,980 additional interest expense.  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $7,323 for the six months ended June 30, 2012.  Of the $7,323 in interest expense, $6,785 is related to accrued interest and $538 is related to debt discount.  In 2011, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the six months ended June 30, 2012 related to these related party promissory notes amounted to $392. The remaining interest expense of $21,414 is related to financing fees.

Net Loss

During the six months ended June 30, 2012 and 2011 the Company incurred net losses of $161,671 and $1,245,239, respectively.  The decreased losses of $1,083,568 were primarily due to a reduction in workforce expenses while seeking additional funding for its business plan.

Liquidity and Capital Resources

As of June 30, 2012, we had a working capital deficit of $807,105 as compared to a working capital deficit of $10,115,840 as of December 31, 2011.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $229,897 during the six months ended June 30, 2012 was primarily a result of our $161,671 net loss reconciled with our net non-cash expenses relating accrued interest. Cash used in operations of $813,383 during the six months ended June 30, 2011 was primarily a result of our $1,245,239 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.

Investing Activities

During the six months ended June 30, 2012 and 2011 we expended $0 and $0, respectively.

Financing Activities

During the six months ended June 30, 2012, we generated proceeds of $225,119 from our financing activities which consisted of a secured convertible note financing.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Results of Operations

Three Months Ended June 30, 2012 Compared with Three Months Ended June 30, 2011

Net Revenue

For the three months ended June 30, 2012 and 2011 the Company had revenues of $0 and $6,339, respectively.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $323,378 or 66% for the three months ended June 30, 2012 from the three months ended June 30, 2011.  The decrease in Operating Costs and Expenses was due to a decrease of $316,444 or 66% in marketing, general and administrative expenses.

Loss from Operations

Our operating loss for the three months ended June 30, 2012 was $166,219 compared to a loss of $483,250 for the three months ended June 30, 2011.  The decreased loss from operations of $317,039 or 66% was due largely to focus on product development and pursuit of funding to execute our business plan.

Interest Expense

Interest expense and related financing fees for the three months ended June 30, 2012 was $19,334 compared to $88,543 for the three months ended June 30, 2011, a decrease of $69,209 or 78%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $0 for the three months ended June 30, 2012 compared to $11,283 for the same period in 2011.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements).  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $3,033 for the three months ended June 30, 2012.  In 2011, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the three months ended June 30, 2012 related to these related party promissory notes amounted to $165. The remaining interest expense of $16,136 is related to financing fees.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 4.              CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements.   As of June 30, 2012 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of August, 2012.

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