Form 10-Q
period 2012-09-30
Ceelox Inc.
filed 2012-11-19
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-1421766

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
YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES [  ]   NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [  ]   NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 38,347,555 as of November 15, 2012.

Index

PART I

ITEM 1.                 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
September 30, 2012

Index

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	Unaudited
ASSETS
Current assets:
Cash	$1,139	$6,940
Prepaids and other current assets	57,121	17,628
Total current assets	$58,260	$24,568

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$458,496	$387,289
Advances, related party		7,833,128
Notes payable	186,261
Notes payable, related party	118,927	628,421
Convertible notes payable, related party		960,185
Convertible note - bridge loan ($0 and $156,985 due to shareholder)	185,422	331,385
Secured convertible note	27,522
Derivative liabilities	1,501
Total current liabilities	978,129	10,140,408

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares;
38,347,555 and 14,147,556 shares issued and outstanding as of
September 30, 2012 and December 31, 2011, respectively	384	142
Additional paid-in capital	25,347,258	15,877,094
Accumulated deficit	(25,905,056)	(25,639,943)
Non controlling interests	(362,455)	(353,133)
Total stockholders’ deficit	(919,869)	(10,115,840)
Total liabilities and stockholders’ deficit	$58,260	$24,568

See Notes to Condensed Consolidated Financial Statements

Index

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

		For the nine months ended			For the three months ended
		September 30,	September 30,		September 30,		September 30,
		2012	2011		2012		2011

Revenue:
Hardware and software	$		$1,374	$		$
Licensing			19,727				9,725
Total Revenue			21,101				9,725

Operating costs and expenses:
Costs of hardware sales			5,130				1,420
Marketing, general and administrative		385,822	1,117,076		93,462		87,855
Depreciation and amortization			15,412				4,349
Loss on disposal of assets			45,168				45,168
Total costs and expenses		385,822	1,182,786		93,462		138,792

Operating loss		(385,822)	(1,161,685)		(93,462)		(129,067)

Other income (expenses):
Interest and amortization of financing fees		(74,613)	(260,675)		(39,552)		(48,054)
Derivative income		185,999			20,249
Total other income (expenses)		111,386	(260,675)		(19,303)		(48,054)

Net loss		$(274,436)	$(1,422,360)		$(112,765)		$(177,121)

Less: Net loss attributable to non-controlling interest		9,322	47,792		4,033		5,476

Net loss attributable to common stockholders		$(265,114)	$(1,374,568)		$(108,732)		$(171,645)

Basic and diluted loss per share		$(0.00)	$(0.12)		$(0.00)		$(0.01)

Weighted average shares basic and diluted		36,401,943	11,633,139		38,347,555		11,647,556

Stock-based compensation:
Payroll and related benefits	$		$13,483	$			$1,231
Consulting	$		$52,125	$			$6,250
Legal fees	$		$80,000	$		$

See Notes to Condensed Consolidated Financial Statements

Index

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the nine months ended
		September 30,
		2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:		$(274,436)		$(1,422,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense to consultants and employees				145,608
Depreciation and amortization				15,412
Amortization of financing fees		812
Amortization of debt discount		25,849
Derivative income		(185,999)
Loss on disposal of assets				45,168
Effect on cash of changes in operating assets and liabilities:
Accounts receivable				5,286
Inventory				(817)
Prepaids and other current assets		43,381		7,847
Accounts payable and accrued liabilities		103,077		309,698
NET CASH USED IN OPERATING ACTIVITIES		(287,316)		(894,158)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable - related party		(4,506)
Advances from related party				385,552
Proceeds from notes payable		181,397
Proceeds from notes payable, related party				482,877
Proceeds from issuance of secured convertible note		104,625
NET CASH PROVIDED BY FINANCING ACTIVITIES		281,515		868,429

NET DECREASE IN CASH		(5,801)		(25,729)
CASH:
Beginning of period		6,940		25,729
End of period		$1,139	$

Supplemental disclosure of non-cash investing and financing activities:

Advance – Expenses paid by related party	$			$70,000
Shares issued in satisfaction of related party debt		$9,464,596	$
Shares issued in satisfaction of accounts payable		$5,000	$
Discount on notes payable		$4,138	$
Deferred financing fees resulting from issuance of secured convertible note		$70,456	$

See Notes to Condensed Consolidated Financial Statements

Index

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

2.        Going Concern and Management’s Plans

During the nine months ended September 30, 2012, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at September 30, 2012 and December 31, 2011, the Company had $1,139 and $6,940 in cash, respectively, and $919,869 and $10,115,840 in negative working capital, respectively.  For the nine months ended September 30, 2012 and 2011, the Company had a net loss of $274,436 and $1,422,360, respectively, and utilized $287,316 and $894,158, respectively, in cash from operations.  For the three months ended September 30, 2012 and 2011, the Company had a net loss of $112,765 and $177,121, respectively.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2012.   No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

Index

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

The operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year ending December 31, 2012.

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

Index

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

No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,664,810 and 25,323,333 of potentially dilutive options, warrants and convertible debt instruments at September 30, 2012 and 2011 respectively.

	For the nine months ended September 30,
	2012	2011
Potentially dilutive options	2,181,111	2,283,377
Potentially dilutive warrants	7,129,783	6,254,783
Potentially dilutive convertible instruments	3,353,916	16,785,173
	12,664,810	25,323,333

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

Index

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

During the nine months ended September 30, 2012 and 2011, the Company received advances of $0 and $385,552, respectively, under this agreement. Interest accrued for the nine months ended September 30, 2012 and 2011 amounted to $0 and $96,388, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $0 and $7,833,128 as of September 30, 2012 and December 31, 2011, respectively.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,927 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, all of the advances from related party were converted.

5.        Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $3,141 and $33,860, respectively.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. Under this agreement, the note was convertible into common stock at $0.81 per share. Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $1,540 and $16,597, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. Under this agreement, the note was convertible into common stock at $0.81 per share. Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $440 and $4,742, respectively.  On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

Index

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.        Convertible Notes Payable - Related Party (continued)

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,927 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock to CIP. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, all of the convertible notes payable – related party was converted into common stock.

At September 30, 2012 and December 31, 2011, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance December 31, 2011	$750,705	$209,480	$960,185
Interest accrued January 24, 2012	-	5,121	5,121
Notes converted at January 24, 2012	(750,705)	(214,601)	(965,306)
Balance September 30, 2012	$-	$-	$-

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

During the year ended December 31, 2010, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the nine months ended September 30, 2012 and the twelve months ended December 31, 2011, the Ceelox Private recorded amortization of discounts in the amount of $538 and $11,875 related to unconverted instruments, respectively. As of September 30, 2012 and December 31, 2011, the carrying amounts of convertible bridge notes were $185,422 and $331,385, net of $0 and $538 in un-amortized discount, respectively.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,927 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, $156,352 of the convertible notes payable – bridge loans were converted. As of September 30, 2012, $185,422 of the convertible notes payable – bridge loans are considered in default.

Index

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.        Notes Payable - Related Party

On March 31, 2011, Ceelox issued a promissory note to a related party in the amount of $110,000. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $40 and $308, respectively.

On June 30, 2011, Ceelox issued a promissory note to a related party in the amount of $364,791. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the nine months ended September 30, 2012 and 2011 amounted to $134 and $513.

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the nine months ended September 30, 2012 amounted to $198.

On December 31, 2011, Ceelox issued a promissory note to a related party in the amount of $73,947. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the nine months ended September 30, 2012 amounted to $310.

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

Index

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

Index

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

For the nine months ended September 30, 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $27,522. For the three months ended September 30, 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $18,819. The carrying value of the secured convertible note at September 30, 2012 was $27,522.

9.        Derivative Financial Instruments

The components of warrant derivative liability as reflected in the condensed consolidated balance sheet as of September 30, 2012:

	September 30, 2012
Secured convertible note financing giving rise to derivative financial instruments:	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000	$313
Warrant derivative liability	625,000	1,188
	3,750,000	$1,501

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the nine months ended September 30, 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Nine Months Ended September 30, 2012
Embedded conversion feature	$251,539
Warrant derivative liability	54,182
305,721
Day-one derivative loss	(119,722)
Total derivative gain (loss)	$185,999

Index

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

9.        Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended September 30, 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended September 30, 2012
Embedded conversion feature	$15,312
Warrant derivative liability	4,937
Total derivative gain (loss)	$20,249

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

The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2012:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Derivative liabilities	$-	$-	$1,501	$1,501
Total	$-	$-	$1,501	$1,501

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

Index

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10.      Fair Value Considerations (continued):

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Balance as of January 1, 2012	$-
Total gains or losses (realized or unrealized):
Included in earnings	305,721
Warrant issuances	(55,370)
Embedded conversion feature	(251,852)
Balance as of September 30, 2012	$(1,501)

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

The purchase price allocation for the convertible notes resulted in a debt discount of $120,050. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. Amortization of debt discount amounted to $3,278 during the nine month period ended September 30, 2012. The purchase price allocation is as follows:

Inception
Net proceeds	$ 125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Between August 8, 2012 and September 9, 2012, the Company received additional tranches of funding related to the May 18, 2012 note agreement aggregating $56,397.

For the nine months ended September 30, 2012, the Company recorded $9,815 in interest expense related to this note.

Index

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

12.      Equity Activity

Warrants

The Company had outstanding warrants at September 30, 2012 totaling 7,129,783.  The warrants expire at various dates ranging from October 1, 2012 through May 18, 2017 and have an average exercise price of $0.16.

Investment Banking Agreement

On February 21, 2012, the Company entered into an agreement with a firm for non-exclusive investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 400,000 restricted common shares, payable in four equal quarterly installments beginning on the date of execution of this Agreement, (ii) fees associated with the raising of capital of 10% cash and 10% in warrants on equity-linked capital raised (i.e., common equity, preferred equity, convertible debt, debt with warrants), and 3% cash and no warrants on straight debt capital raised and (iii) fees associated with merger and acquisitions of 5% of the consideration up to $5 million, 3% of the consideration between $5-10 million, and 1% of consideration above $10 million. At the Company’s discretion, $5,000 may be paid in lieu of the restricted shares as quarterly compensation.  The warrants will be struck at a 20% premium to the valuation of said financing event, have a five-year expiration, and have a cashless exercise feature.  The term of the agreement is 12 months and can be terminated upon 10 days written notice without cause by either the Company or the firm at any time before the Expiration Date. For the nine months ended September 30, 2012, $1,000 in consulting expenses has been incurred. On May 4, 2012, the Company issued 100,000 shares of common stock to an investing banking group in accordance with the terms of the agreement.

Legal Services Agreement

On January 21, 2012, the Company contracted with a legal firm to (i) assist the Company with a potential acquisition of target companies for asset acquisitions, (ii) assist the Company with a proposed private financing for which a $50,000 retainer was paid by the Company and (iii) assist the Company with a future acquisition.  In exchange for services, the company will be billed at an hourly rate for work performed on behalf of the Company.  The current hourly rates for firm personnel range from $390 to $895 for partners, from $225 to $545 for associates, $90 to $315 for paralegals, clerks and librarians, and other members of our staff. During the nine months ended September 30, 2012, the Company paid a $50,000 retainer for their use of services.  The retainer was paid out of the proceeds of the secured convertible note financing dated February 16, 2012. $12,500 of which has been recorded as legal fees.

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

Index

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

Stock Option Plans

As of September 30, 2012, 3,818,889 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

Stock-Based Compensation

Stock Options

During the nine months ended September 30, 2012 and 2011, the Company recorded stock-based compensation related to stock options of $0 and $13,483, respectively.

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

Index

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

14.      Subsequent Events

As reported in the Company’s Form 8-K filed with the SEC on October 31, 2012: On October 25, 2012, the Company entered into an asset purchase agreement (“Agreement”) with SEND GLOBAL CORPORATION, a Michigan corporation (“Send Global”), and ITEKNIK HOLDING CORPORATION, a Wyoming corporation and the Parent company of Send Global (“Parent,” and together with Send Global, the “Sellers,” and each a “Seller”).  The Company has agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) twelve million shares of the Company’s common stock, and (iii) the assumption of certain of Send Global’s liabilities, (the “Purchase Price”).  The Purchase Price shall be paid as follows:

•	Not later than November 22, 2012, the Company shall pay Parent a non-refundable cash payment of One Hundred Twenty-Five Thousand Dollars ($125,000), less the Audit Costs;

•	Not later than January 31, 2013, the Company shall pay Parent a non-refundable cash payment of One Hundred Twenty-Five Thousand Dollars ($125,000); and

•
On the Closing Date, the Company shall deliver to Parent (x) an amount in cash equal to the remaining Cash Payment of One Million Five Hundred Thousand Dollars ($1,500,000), less the audit adjustment amount, if any, and (y) either the additional payment of Five Hundred thousand dollars ($500,000) or the issuance of twelve million (12,000,000) shares of the Company’s common stock (“Common Stock Consideration”).

As part of the acquisition, the Company has agreed to assume certain accounts payable, deferred revenue and operational liabilities of Send Global.

The cash payment portion of the Purchase Price may be adjusted (“Audit Adjustment Amount”) if there is a material deviation from amounts reflected on the financial statements provided to the Company, which shall be determined in the sole discretion of the Company’s auditors.  An adjustment will be made to the Purchase Price only if any such material deviations in the aggregate exceed $25,000.   However, no Audit Adjustment Amount shall exceed $87,500.

In the event that the Company determines to issue the Common Stock Consideration, then the equity portion of the Purchase Price may be adjusted if at any time between the seven (7) month anniversary of the Closing Date and the twenty-four (24) month anniversary of the Closing Date the aggregate value of the Common Stock Consideration is not equal to at least $500,000 based upon a ten (10) day volume weighted average price calculation, then the Company shall pay Send Global an amount in cash equal to the shortfall.  Additionally, in the event that the Common Stock Consideration, if at any time between the seven (7) month anniversary of the Closing Date and the twenty-four (24) month anniversary of the Closing Date the shares of Common Stock constituting the Common Stock Consideration are prohibited by a regulatory authority from being resold or traded, then the Company shall pay Parent an amount in cash equal to $500,000.

In connection with the acquisition, the Company will enter into employment and consulting agreements with several individuals currently involved with the Send Global business.

In the event that the acquisition has not been completed on or before the six month anniversary of the date of the Agreement, Parent may elect to terminate the Agreement and the Company would be required to issue twelve million shares of its common stock to Parent as a break-up fee.

The closing date is expected to be on the first business day following the six month anniversary of the date of the Agreement.

For a more complete description of the terms of the Agreement refer to the Company’s Form 8-K filed with the SEC on October 31, 2012.

Index

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

As reported in the Company’s Form 8-K filed with the SEC on October 31, 2012: On October 25, 2012, the Company entered into an asset purchase agreement with Send Global Corporation and its parent, iTeknik Holding Corporation.  Send Global, incorporated in 2005, is a Voice over Internet Provider (VoIP) registered by the Federal Communications Commission as a 214 telecommunications carrier. Send Global is authorized to operate in all 48 contiguous states, Alaska, Hawaii, Guam and the District of Columbia.

Send Global has evolved as the next generation of on-demand calling, replacing pre-paid calling cards.  The company’s International cellular product line has been used by millions of people across the United States.

Send Global provides international calling services to regional telephone companies, independent retailers who resell cellular phone service and consumers, primarily foreign born, who purchase prepaid international long distance services directly from websites.  In addition, Send Global has pioneered several innovations including the elimination of pin numbers, creating on-line accounts with the ability to recharge and manage accounts via the Internet.  The company also offers proprietary software that enables retailers and regional telecom companies to manage their business on-line and recharge through a text mobile application.

Send Global is a registered 214 licensed telecommunications carrier and originates calls to more than 190 countries.  The division offers cutting edge VoIP carrier services that provide least cost, high quality international call routing.   Send Global also provides Regional Telephone Companies with a proprietary suite of software that allows for complete management of rates, routes and other key telecom business issues such as fraud screening.

Send Global has an innovative, user friendly web interface, EZPosa.biz, that independent retail outlets use to resell the company’s domestic and international PIN’s, and it’s on-demand international phone calling service.  More than 3,000 retail outlets throughout the United States are registered to sell Send Global products. Stores like Send Global because there is no inventory and all purchases are made through user friendly, web-based software on the EZPosa.biz web site.

Working with major carriers, Send Global has established high quality, low cost routes to more than 190 regions of the globe.  The majority of Send Global consumers are primarily from the rapidly increasing foreign born population in the U.S.

As part of the fulfillment of the Ceelox business approach, Send Global, along with their existing operations, represents a major distribution channel.  Their services can be expanded to offer virtual credit cards and mobile services which could take advantages of products previously developed by Ceelox.

Index

Results of Operations

Nine Months Ended September 30, 2012 Compared with Nine Months Ended September 30, 2011

Net Revenue

For the nine months ended September 30, 2012 and 2011 the Company had revenues of $0 and $21,101, respectively.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $796,964 or 67% for the nine months ended September 30, 2012 from the nine months ended September 30, 2011.  The decrease in Operating Costs and Expenses was due to a decrease of $731,254 or 65% in marketing, general and administrative expenses.

Loss from Operations

Our operating loss for the nine months ended September 30, 2012 was $385,822 compared to a loss of $1,182,786 for the nine months ended September 30, 2011.  The decreased loss from operations of $775,863 or 67% was due largely to focus on product development and pursuit of funding to execute our business plan.

Interest Expense

Interest expense and related financing fees for the nine months ended September 30, 2012 was $74,613 compared to $260,675 for the nine months ended September 30, 2011, a decrease of $186,062 or 71%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $3,141 for the nine months ended September 30, 2012 compared to $33,860 for the same period in 2011.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements) which contributed $1,980 additional interest expense.  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $10,390 for the nine months ended September 30, 2012.  Of the $10,390 in interest expense, $9,852 is related to accrued interest and $538 is related to debt discount.  In 2011, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the nine months ended September 30, 2012 related to these related party promissory notes amounted to $558. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the nine months ended September 30, 2012 related to the amortization of debt discount and deferred finance fees on this note totaled $48,343. Additionally, in May 2012, the company issued a convertible promissory note in the amount of $125,000, which contributed to the remaining interest of $10,759.

Net Loss

During the nine months ended September 30, 2012 and 2011 the Company incurred net losses of $274,436 and $1,422,360, respectively.  The decreased losses of $1,147,924 were primarily due to a reduction in workforce expenses while seeking additional funding for its business plan.

Liquidity and Capital Resources

As of September 30, 2012, we had a working capital deficit of $919,869 as compared to a working capital deficit of $10,115,840 as of December 31, 2011.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Index

Operating Activities

Cash used in operations of $287,316 during the nine months ended September 30, 2012 was primarily a result of our $274,436 net loss reconciled with our net non-cash expenses relating accrued interest. Cash used in operations of $894,158 during the nine months ended September 30, 2011 was primarily a result of our $1,422,360 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.

Investing Activities

During the nine months ended September 30, 2012 and 2011 we expended $0 and $0, respectively.

Financing Activities

During the nine months ended September 30, 2012, we generated proceeds of $281,515 from our financing activities which consisted of a secured convertible note financing.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Results of Operations

Three Months Ended September 30, 2012 Compared with Three Months Ended September 30, 2011

Net Revenue

For the three months ended September 30, 2012 and 2011 the Company had revenues of $0 and $9,725, respectively.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $45,330 or 33% for the three months ended September 30, 2012 from the three months ended September 30, 2011.  The decrease in Operating Costs and Expenses was due to a loss on disposal of assets of $45,168 that occurred during the three months ended September 30, 2011.

Loss from Operations

Our operating loss for the three months ended September 30, 2012 was $93,462 compared to a loss of $129,067 for the three months ended September 30, 2011.  The decreased loss from operations of $35,605 or 28% was due largely to focus on product development and pursuit of funding to execute our business plan.

Interest Expense

Interest expense and related financing fees for the three months ended September 30, 2012 was $39,522 compared to $48,054 for the three months ended September 30, 2011, a decrease of $8,502 or 18%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $0 for the three months ended September 30, 2012 compared to $11,640 for the same period in 2011.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements).  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.

Index

Interest expense on these notes was $3,067 for the three months ended September 30, 2012.  In 2011, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the three months ended September 30, 2012 related to these related party promissory notes amounted to $166. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the three months ended September 30, 2012 related to the amortization of debt discount and deferred finance fees on this note totaled $27,220. Additionally, in May 2012, the company issued a convertible promissory note in the amount of $125,000, which contributed to the remaining interest of $9,069.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements. As of September 30, 2012 we do not believe that our disclosure controls and procedures were effective.

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

Index

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

Index

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of November, 2012.

CEELOX INC.
(the “Registrant”)

By:	MARK L. GRANNELL
Mark L. Grannell
Chief Executive Officer and Chief Operating Officer

By:	WILLIAM P. MOORE
William P. Moore
Secretary, Treasurer and Chief Financial Officer