Form 10-K
period 2012-12-31
Ceelox Inc.
filed 2013-04-15
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 000-53597

CEELOX, INC.
(Name of small business issuer in its charter)

Nevada	26-1319217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Large accelerated filer    ☐       Accelerated filer   ☐        Non-accelerated filer    ☐       Smaller reporting company   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes     ☐      No    ☒

The aggregate market value of the issuer’s voting and non-voting common equity held by non-affiliates (26,696,365 shares) was approximately $266,964, based on the last sale price of the issuer’s common stock of $0.01 for such common equity on June 30, 2012. As of April 4, 2013, there were outstanding [38,647,556] shares of the issuer’s Common Stock, par value $0.00001.

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

CEELOX, INC. and SUBSIDIARY

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

PART I

ITEM 1.          DESCRIPTION OF BUSINESS

General

Ceelox, Inc. (the “Company”) was incorporated on October 24, 2007 in Nevada. The Company was a Development Stage Company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private (defined below), certain stockholders of Ceelox Private, the Company and the Company’s majority stockholder, the Company exchanged 1 share of the Company’s common stock for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.

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

As announced on Form 8-K filed with the SEC on January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding virtual credit card, social networking, and mobile, security.  In addition, the Company continues dialog with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Product Focus

Our business plan identifies three business-to-business-to-consumer (B2B2C) mass market opportunities that are on the forefront of the previously mentioned exploding adoption of mobile computing with internet-based applications.  These consumer solutions are currently susceptible to the man-in-the-middle threats but are cured though the Ceelox’ parallel key infrastructure approach.  Any one of these opportunities could produce significant revenues.  Each also requires significant partners or acquisitions in the related space that offer significant market presence and recognition, scale, infrastructure, and speed to market.

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

The Corporate Partnering Strategy or Acquisition Target.  For this business opportunity to be viable, Ceelox must have a strategic corporate partner. The logical choices are as follows:

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

The Corporate Partnering Strategy or Acquisition Target.  For this business opportunity to be viable, Ceelox must have strategic corporate partners. In this case, the partner solicitation strategy is obvious: the social networks.

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

The Corporate Partnering Strategy or Acquisition Target.  For this business opportunity to be viable, Ceelox must have a strategic corporate partner, which could be implemented in one of several ways as follows:

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

Business Model: With regard to the US alone, if Ceelox were able to obtain a small user fee i.e. $1.00 per month from the customers electing to use the premium services, we believe that each 1% share of such market is worth $12 million in annual revenue and growing.

Implementation

A result of the continued focus on our business plan, Ceelox has signed purchase agreements to acquire the assets of Send Global and AllCom:

Send Global

As announced on Form 8-K filed with the SEC on October 31,2012, on October 25, 2012, the Company entered into an asset purchase agreement (“Agreement”) with Send Global Corporation, a Michigan corporation (“Send Global”), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global(“Parent,” and together with Send Global, the “Sellers,” and each a “Seller”). The Company has agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) twelve million shares of the Company’s common stock, and (iii) the assumption of certain of Send Global’s liabilities, (the “Purchase Price”). The Purchase Price shall be paid as follows:

•	Not later than November 22, 2012, the Company shall pay Parent a non-refundable cash payment of One Hundred Twenty-Five Thousand Dollars ($125,000), less the Audit Costs, all of which has been paid;
•	Not later than January 31, 2013, the Company shall pay Parent a non-refundable cash payment of One Hundred Twenty-Five Thousand Dollars ($125,000), all of which has been paid; and
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

AllCom

As announced on Form 8-K filed with the SEC on December 3, 2012, on November 27, 2012, the Company entered into an asset purchase agreement (“Agreement” or “Asset Sale”) with AllCom, a Nevada corporation (“AllCom” or “Seller”). The Company has agreed to purchase all of the assets (“Purchased Assets”) of AllCom (“Acquisition”) in exchange for the issuance of that number of shares of Common Stock such that, following such issuance, the Seller shall own forty-eight percent (48%) of all the issued and outstanding shares of Common Stock of the Company as of the closing date of the Acquisition, (the “Closing Purchase Price”).

In addition to the Purchase Price, the Company has also agreed to loan (the “Loan”) to Seller an aggregate of $1,800,000 (“Loan Amount”) prior to the closing of the Acquisition. The Seller shall use the Loan Amount in order to ensure the delivery of the Purchased Assets to the Company free and clear of all liens (other than permitted liens) in accordance with the terms and conditions of the Agreement. The Loan Amount shall be paid to Seller as follows:

(i)
On or before March 31, 2013, in order to fund the Loan, the Company shall be obligated to pay to the Seller at least fifteen percent (15%) of the net proceeds actually received by the Company pursuant to the closing of any debt or equity financing; provided, however, that the Seller shall not be entitled to any amounts, in the aggregate, exceeding the Loan Amount. To date no funds have been provided to AllCom.

(ii)
If prior to the closing of the Acquisition the funded amount of the Loan is less than one million eight hundred thousand dollars ($1,800,000), then, at closing of the Acquisition, the Buyer shall pay to the Seller an amount equal to the shortfall.

The Loan shall be evidenced by a promissory note (“Note”) that shall become due and payable on the one-year anniversary date of the closing of the Acquisition. The Note shall be secured by that number of shares of Common Stock representing the Purchase Price with a value equal to the Loan Amount. For purposes hereof, the shares of Common Stock representing the Closing Purchase Price shall initially be valued at $0.25 per share. Such share value shall be reassessed every quarter following the issuance of the Note based on the thirty (30) day volume weighted average price of the Company’s common stock (“VWAP”) measured as of the end of such quarter, and the number of shares of Common Stock by which the Note is secured shall be adjusted accordingly; provided, however, that at no time shall the share value be less than $0.25 per share. The Seller will pledge as security, a maximum of seven million two hundred thousand (7,200,000) shares of the Company’s Common Stock received as part of the Purchase Price. Notwithstanding the foregoing, the number of shares will be adjusted based on the quarterly review as described above. As long as any balance on the Note remains outstanding, the Seller may not sell any shares of Common Stock representing the Closing Purchase Price to a third party without first offering such shares to the Company in accordance with the terms of the Agreement.

The Loan Amount may also be satisfied by the Seller if, on or prior to the closing of the Acquisition, the Seller (x) enters into a contract with a third party whereby it will receive a down payment and/or revenue sharing in at least an amount equal to the Loan Amount, or (y) receives a loan in the minimum amount of one million eight hundred thousand dollars ($1,800,000) from a third party, subject to such terms and conditions as agreed between the Seller and such third party (a “Third Party Loan”).

The Issuer shall be obligated to issue to the Seller as additional consideration, those shares of Common Stock of the Company set forth below (the “Earn-out Purchase Price,” and together with the Closing Purchase Price and the Loans (if any), the “Purchase Price”):

If Gross Profit equals or exceeds $2,000,000 (the “Gross Profit Target”) on or prior to the twelve (12) month anniversary of the Closing Date (the “Earn-out Measurement Date”), then, as soon as practicable following the determination that the Gross Profit Target has been exceeded (but in no event later than ten (10) days after the date of such determination), the Company shall issue to the Seller an additional eighteen percent (18%) of all the issued and outstanding shares of Common Stock of the Company as of the Closing Date (the “Maximum Earn-out Shares”), which shall increase the Seller’s ownership of all Common Stock of the Company’s issued and outstanding shares as of the Closing Date from forty-eight percent (48%) to sixty-six percent (66%).

In the event that Gross Profit does not exceed the Gross Profit Target on or prior to the Earn-out Measurement Date, then, on the Earn-out Measurement Date, the Company shall issue to the Seller that number of shares of Common Stock which is equal to (x) the percentage of the Gross Profit as compared to the Gross Profit Target, multiplied by (y) the Maximum Earn-out Shares. For example, if the Gross Profit is equal to 90% of the Gross Profit Target, then the Seller will receive 90% of the Maximum Earn-out Shares.

For purposes hereof, “Gross Profit” shall mean the total revenue generated by the subsidiary of the Company which holds the Purchased Assets less total cost of sales as each are reflected on the income statement contained in the applicable unaudited financial statements for the applicable year. For purposes of calculating Gross Profit, in the event of any conflict between the Company’s historic practices and GAAP, GAAP shall prevail. The Company shall make a determination as to Gross Profit on a quarterly basis beginning at the end of the first quarter in which the Closing occurs and shall inform the Seller of the same in writing.

The Company will not assume any liabilities of the Seller in connection with the Acquisition.

The closing of the Acquisition is expected to occur on or before April 30, 2013, or as soon as reasonably practicable following the satisfaction or waiver of all of the conditions precedent to Closing (other than conditions with respect to actions that will take place at the Closing itself), including among other conditions as more fully set forth in the Agreement receipt by the Seller of an amount equal to the Loan Amount (whether in connection with the issuance of the Note or otherwise), the closing of the transaction contemplated by the Send Global Purchase Agreement entered into by and between the Company, Send Global and ITEKNIK on October 25, 2012 as previously reported on Form 8-K on October 31, 2012, and the Company shall have raised funds pursuant to the closing of a financing(s) providing the Company with at least $4,000,000 in proceeds, or at such other date, time and place as the Seller and the Company shall mutually agree in writing. The Auditors shall have completed the Audit of Seller and there shall be no material deviation from what is shown in the Financial Statements, which shall be solely determined by the Auditors. The cost for the Audit will be underwritten by the Company.

For a period of eighteen (18) months from the closing of the Acquisition, Seller has agreed not to sell any shares of Common Stock representing the Purchase Price, to a third party without first offering to sell such shares to the Company by delivering to the Company written notice of the proposed sale.

On March 28th, the Company and AllCom agreed to extend the closing date from March 31, 2013 to April 30, 2013.

Business Strategy

The goal of the company will be to combine the assets of all three companies and personnel to create a financial platform and distribution network.  Utilizing AllCom’s CashBox and alternative merchant processing services, the Company will offer a secure and private, payments and communications service. With the CashBox Subscribers can make and receive calls and cash payments, without ever revealing their personal telephone numbers or credit card information.

Competition

The markets for our products and technologies are developing and characterized by intense competition and rapid technological change. No assurance can be given that our competitors will not develop new or enhanced technologies that will offer superior price, performance, or features, or render our products or technologies obsolete.

Our competitiveness depends on our ability to offer high-quality products that meet our customers’ needs on a timely basis.  The principal competitive factors of our products are time to market, quality, price and reliability of the product line.  Many of our competitors have significant advantages over us such as far greater name recognition and financial resources than we have.  At this time we do not represent a significant competitive presence in our industry.

ITEM 1A.       RISK FACTORS

RISKS RELATING TO OUR BUSINESS

We have a history of losses and may not be profitable in the future.

We have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years and for the years ended December 31, 2012 and December 31, 2011 we had an accumulated deficits of $26,200,410 and $25,639,943 respectively.

We sustained net losses of $580,239 and $1,722,241 for the years ended December 31, 2012 and 2011, respectively.  We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future.

We have relinquished an exclusive license to a related party for all of our intellectual property.

As announced in an 8-K dated January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares in equity and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding credit card, social networking, and mobile, security.  Ceelox will continue to seek merger and acquisition candidates with synergies within these areas.  Ceelox is currently in dialog with CIP and will seek license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Even if we successfully complete any acquisition as part of our business strategy, we may fail to successfully integrate the business of any such acquisition into our operations and realize the anticipated benefits from such integration on a timely basis, or at all, which could negatively impact our business.

The success of any acquisition will depend on our ability to realize the anticipated benefits from integrating a target company’s business into our operations. Our business could be disrupted and our management’s attention diverted due to these integration planning activities and as a result of the actual integration of our company with any such acquisition following the acquisition. Following any such acquisition, we may fail to realize the anticipated benefits there from on a timely basis, or at all, for a variety of reasons, including the following:

•	difficulties entering new markets in new geographies where we have no or limited direct prior experience;
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

In order to generate revenue from our products, we are dependent upon third parties and strategic partners which we do not control.  As a result, it may be more difficult to generate sales.

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

Our ability to implement our long-term strategy and expand our operations largely depends on our access to capital.  To implement our long-term strategy, we plan to make ongoing expenditures for the expansion and improvement of our product line and the promotion of our products.  We may also wish to make expenditures to acquire other businesses.  To date, we have financed our operations primarily through sales of equity, the issuance of notes and advances from related parties.  If we were to attempt to expand our business at a faster pace than currently contemplated, or if we were to identify an acquisition target, we would need to raise additional capital through the sale of our equity securities or debt instruments.  However, additional capital may not be available on terms acceptable to us.  Our failure to obtain sufficient additional capital could curtail or alter our long-term growth strategy or delay needed capital expenditures.

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

The Internet and information security markets are subject to rapid technological change and intense competition. We compete with both established credit and debit card companies and a significant number of startup enterprises as well as providers of more traditional methods of payments. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies, which may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we are unable to develop new applications or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. In addition, if one or more other biometric technologies such as voice, face, iris, hand geometry or blood vessel recognition are widely adopted, it may cause us delays in adapting our products and services to these other biometric form factors.

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

CIP, LLC, our majority shareholder, of which our Chairman, William P. Moore is a control person, currently owns approximately 69.1% of our issued and outstanding common stock.   Since CIP, LLC controls more than 50% of our issued and outstanding common stock, you effectively have no vote in how we conduct our corporate affairs.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The Company’s office is located at 10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210. We believe that our office space if sufficient for our current operations and is being provided at no cost.

ITEM 3.          LEGAL PROCEEDINGS

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  We are not currently a part to any legal proceedings.

ITEM 4.          MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR COMMON STOCK, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on Common Equity and Related Shareholder Matters.

Our common stock was listed for trading on the OTC Bulletin Board (“OTCBB”) operated by the Financial Industry Regulatory Authority (FINRA) on December 26, 2008 under the symbol “NCRG.”  On September 30, 2010 the Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc. and coincidently received a new trading symbol, “CELO.” Below are the high and low quarterly sales information relating to trading in our common stock during our fiscal years ended December 31, 2012 and 2011.

We have never paid a cash dividend on our common stock and we have no present intention to declare or pay cash dividends on our common stock in the foreseeable future.  We intend to retain any earnings which we may realize in the foreseeable future to finance our operations.  Future dividends, if any, will depend on earnings, financing requirements and other factors.

Fiscal Year
2012	High	Low
Fourth Quarter: 10/1/12 to 12/31/12	$0.03	$0.00
Third Quarter: 7/1/12 to 9/30/12	$0.01	$0.00
Second Quarter: 4/1/12 to 6/30/12	$0.02	$0.01
First Quarter: 1/1/12 to 3/31/12	$0.06	$0.02
2011	High	Low
Fourth Quarter: 10/1/11 to 12/31/11	$0.05	$0.02
Third Quarter: 7/1/11 to 9/30/11	$0.50	$0.02
Second Quarter: 4/1/11 to 6/30/11	$0.56	$0.29
First Quarter: 1/1/11 to 3/31/11	$1.01	$0.36

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

During the fourth quarter of 2012, the Company announced two purchase agreements.

•
As announced on Form 8-K filed with the SEC on October 31,2012, on October 25, 2012, the Company entered into an asset purchase agreement (“Agreement”) with Send Global Corporation, a Michigan corporation (“Send Global”), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global(“Parent,” and together with Send Global, the “Sellers,” and each a “Seller”).

•
As announced on Form 8-K filed with the SEC on December 3, 2012, on November 27, 2012, the Company entered into an asset purchase agreement (“Agreement” or “Asset Sale”) with AllCom, a Nevada corporation (“AllCom” or “Seller”).

Both transactions are expected to close during the second quarter of 2013.

Results of Operations

Net Revenue

For the years ended December 31, 2012 and 2011 the Company had revenues of $0 and $21,101, respectively.   The decrease in sales is a result of the Company’s focus on continued product development and securing funding to execute its business plan and complete the acquisitions of iTeknik and AllCom.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, marketing, general and administrative expenses, depreciation and amortization, and research and development expenses decreased by $854,448 or 58% for the year ended December 31, 2012 from the year ended December 31, 2011.  The decrease in Operating Costs and Expenses was due to a decrease of $700,109 or 53% in marketing, general and administrative expenses.

Loss from Operations

Our operating loss for the year ended December 31, 2012 was $620,071 compared to a loss of $1,453,418 for the year ended December 31, 2011.  The decreased loss from operations of $833,347 or 57% was due largely to focus on product development and pursuit of funding to execute our business plan.

Interest Expense

Interest expense and related financing fees for the year ended December 31, 2012 was $153,288 compared to $268,823 for the year ended December 31, 2011, a decrease of $115,535 or 43%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $3,141 for the year ended December 31, 2012 compared to $45,739 for the same period in 2011.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements) which contributed $1,980 additional interest expense.  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $12,919 for the year ended December 31, 2011.  Of the $12,919 in interest expense, $12,381 is related to accrued interest and $538 is related to debt discount.  In 2011, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the year ended December 31, 2012 related to these related party promissory notes amounted to $725. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the year ended December 31, 2012 related to the amortization of debt discount and deferred finance fees on this note totaled $116,256. Additionally, in May 2012, the company issued a convertible promissory note in the amount of $125,000, which contributed to the remaining interest of $17,017.

Net Loss

During the year ended December 31, 2012 and 2011 the Company incurred net losses of $594,249 and $1,722,241 respectively.  The decreased losses of $1,127,992 were primarily due to a reduction in workforce expenses while seeking additional funding for its business plan.

Liquidity and Capital Resources

As of December 31, 2012, we had a working capital deficit of $1,237,683 as compared to a working capital deficit of $10,115,840 as of December 31, 2011.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $464,238 during the year ended December 31, 2012 was primarily a result of our $594,249 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $961,165 during the year ended December 31, 2011 was primarily a result of our $1,722,241 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, accrued interest, and depreciation and amortization expense

Investing Activities

During the year ended December 31, 2012 and December 31, 2011 we expended $0 and $0, respectively.

Financing Activities

During the year ended December 31, 2012, we generated proceeds of $462,015 from our financing activities which consisted of: (i) proceeds from notes payable of $361,897, (ii) proceeds from the secured convertible note in the amount of $104,625, and (iii) payments on a notes payable related party in the amount of $4,506.

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

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to the lower of cost or market values. For the year ended December 31, 2012, the Company determined that no reserve was necessary.

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

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2012 and 2011, the Company maintained a stock plan covering equity grants including stock options and warrants.

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

Computation of (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 25,372,824 and 25,372,824 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2012 and 2010, respectively.

	For the Years Ended
	2012	2011
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,129,783	6,254,783
Potentially dilutive convertible instruments	3,357,701	16,841,984
	12,668,595	25,277,878

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

We have audited the accompanying consolidated balance sheets of Ceelox, Inc. and Subsidiary (collectively the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the two-year period ended December 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceelox, Inc. and Subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the two-year period then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and a stockholders’ deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company’s cash and working capital positions as of December 31, 2012 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plan regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Dallas, Texas
April 15, 2013

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011

ASSETS
Current assets:
Cash	$4,718	$6,940
Prepaids and other current assets	11,336	17,628
Total current assets	$16,054	$24,568

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$404,896	$387,289
Advances, related party		7,833,128
Notes payable	445,525
Notes payable, related party	119,093	628,421
Convertible notes payable, related party		960,185
Convertible note – bridge loans ($0 and $155,634 due to stockholders as of December 31, 2012 and 2011, respectively)	188,489	331,385
Secured convertible note	87,034
Derivative liabilities	8,700
Total current liabilities	1,253,737	10,140,408

Commitments and contingencies

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized, none issued and outstanding

Common stock, $0.00001 par value: Authorized
100,000,000 shares; issued: 38,547,556 and 14,147,556 shares issued and outstanding as of December 31, 2012
and 2011, respectively	386	142
Additional paid-in capital	25,349,256	15,877,094
Accumulated deficit	(26,213,935)	(25,639,942)
Non controlling interests	(373,390)	(353,134)
Total stockholders’ deficit	(1,237,683)	(10,115,840)
Total liabilities and stockholders’ deficit	$16,054	$24,568

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2012		December 31, 2011

Revenue:
Hardware and software	$		$1,374
Licensing			19,727
Total Revenue			21,101

Operating costs and expenses:
Costs of hardware sales			5,130
Marketing, general and administrative		620,071	1,320,180
Depreciation and amortization			19,474
Loss on disposal of assets			129,735
Total costs and expenses		620,071	1,474,519

Operating loss		(620,071)	(1,453,418)

Other income (expenses):
Interest and amortization of financing fees		(152,978)	(268,823)
Derivative income		178,800
Total other expenses		25,822	(268,823)

Net loss		$(594,249)	$(1,722,241)

Less: Net loss attributable to non-controlling interest		20,256	57,986

Net loss attributable to common stockholders		$(573,993)	$(1,664,255)

Basic and diluted loss per share		$(0.02)	$(0.14)

Weighted average shares basic and diluted		36,923,029	11,885,723

Stock-based compensation:
Payroll and related benefits		$7,000	$13,483
Consulting	$		$127,125
Legal Fees	$		$80,000

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
BALANCE at January 1, 2011	11,383,673	$114	$15,594,014	$(23,975,687)	$(295,148)	$(8,676,707)

Stock-based compensation			13,483			13,483

Issuance of common stock for services	2,763,883	28	269,597			269,625

Net loss for the year ended December 31, 2011				(1,664,255)	(57,986)	(1,722,241)

BALANCE at December 31, 2011	14,147,556	$142	$15,877,094	$(25,639,942)	$(353,134)	$(10,115,840)

Issuance of common stock for services	400,000	4	6,996			7,000

Conversion of related party debt into common stock	24,000,000	240	9,460,216			9,460,456

Warrants issued in connection with notes payable financing			4,950			4,950

Net loss for the year ended December 31, 2012				(573,993)	(20,256)	(594,249)

BALANCE at December 31, 2012	38,347,556	$386	$25,349,256	$(26,213,935)	$(373,390)	$(1,237,683)

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31, 2012	December 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(594,249)		$(1,722,241)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense to consultants and employees	7,000		220,608
Depreciation and amortization			19,474
Amortization of financing fees	812
Amortization of debt discount	91,983
Derivative income	(178,800)
Loss on disposal of assets			129,735
Effect on cash of changes in operating assets and liabilities:
Accounts receivable			7,206
Inventory			(817)
Prepaids and other current assets	75,170		25,870
Accounts payable and accrued liabilities	133,849		359,000
NET CASH USED IN OPERATING ACTIVITIES	(464,235)		(961,165)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable - related party	(4,506)
Advances from related party			385,552
Proceeds from notes payable	361,897
Proceeds from notes payable, related party			556,824
Proceeds from issuance of convertible note – bridge loans	104,625
NET CASH PROVIDED BY FINANCING ACTIVITIES	462,015		942,376

NET INCREASE (DECREASE) IN CASH	(2,220)		(18,789)
CASH:
Beginning of period	6,940		25,729
End of period	$4,718		$6,940

Supplemental disclosure of non-cash investing and financing activities:

Advance – Expenses paid by related party			$70,000
Shares issued in satisfaction of related party debt	$9,464,596	$
Discount on notes payable	$4,138	$
Deferred financing fees resulting from issuance of secured convertible note	$70,456	$

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.           Nature of Business and Recapitalization Transaction

Ceelox, Inc. (the “Company”) (formerly Nicaragua Rising, Inc. or “Nicaragua”) was incorporated on October 24, 2007 in Nevada. The Company was a development stage company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the “Merger Date”), pursuant to the share exchange agreement between Ceelox Private (defined below), certain shareholders of Ceelox Private, the Company and the Company’s majority shareholder, the Company exchanged 1 share of the Company’s common stock for every 9 shares of Ceelox Private common stock (the “Merger”).  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.  See Note 13 for a more detailed discussion of the Nicaragua-Ceelox Private Share Exchange.

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010.

2.           Going Concern and Management’s Plans

During the years ended December 31, 2012 and 2011, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas. As indicated in the accompanying consolidated financial statements, at December 31, 2012 and 2011, the Company had $4,718 and $6,940 in cash, respectively, and $1,237,683 and $10,115,840 in negative working capital, respectively. For the years ended December 31, 2012 and 2011, the Company had a net loss of $594,249 and $1,722,241, respectively, and utilized $464,238 and $961,165, respectively, in cash from operations. These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2013. No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

License and Intellectual Property

On August 3, 2011, CIP, the Company’s majority stockholder executed a majority stockholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on August 12, 2011 in exchange for CIP’s agreement to forgive all amounts due under the Note and all other amounts due to CIP by Ceelox Sub. This action would result in the termination of (i) that certain License Agreement dated July 20, 2007 between CIP and Ceelox Sub and (ii) that certain Exclusive Software Development Maintenance and Marketing Services Agreement dated July 20, 2007 between CIP and Ceelox Sub. In connection with the stockholder consent, Ceelox Sub has agreed to execute and return certain documents that accompanied the Demand Letter on or before August 12, 2011, including the following: (i)Termination, Settlement and Full Release, (ii) Omnibus Bill of Sale and Assignment and (iii) Global Assignment of Intellectual Property Rights, (collectively, the “Settlement Agreements”).

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

Leased Space

Until July 31, 2011, the Company’s offices were located at 13976 Lynmar Blvd., Tampa, FL 33626 where the Company leased approximately 7,000 square feet of office space.  Pursuant to the lease, the monthly rent is $6,710, and as of December 31, 2011, the Company owes $44,937 in deferred payments. After July 31, 2011, the Company did not renew the lease agreement at 13976 Lynmar Blvd, Tampa, Florida 33626, and shared office space with a related party at 10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210.

Employee Furlough

During the July 2011 the Company furloughed all remaining employees with the exception of the Chief Executive Officer and the Chief Operating Officer.  The Company may bring back certain employees if new funding is secured and/or the Company enters into a strategic transaction.  Although the Company furloughed substantially all its employees, the Company continues to sell and develop its products and pursue funding and/or a strategic transaction with a third party.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. Such costs for the years ended December 31, 2012 and 2011 amounted to approximately $0 and $46,000, respectively.

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2012 and 2011, the Company maintained a stock plan covering equity grants including stock options and warrants. (See Note 16, “Equity Incentive and Stock-Based Compensation Plan,” for a detailed description of the Company’s plans.)

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The standard requires the measurement and recognition of compensation expense in the Company’s consolidated statement of operations for all share-based payment awards made to the Company’s employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees’ expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.

The Company’s forfeiture rate represents the historical rate at which the Company’s stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Computation of (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services.  No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,668,595 and 25,277,878 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2012 and 2011, as shown below:

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

3.           Basis of Presentation and Summary of Significant Accounting Policies (continued)

Computation of (Loss) Per Share (continued):

	For the Years Ended
	2012	2011
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,129,783	6,254,783
Potentially dilutive convertible instruments	3,357,701	16,841,984
	12,668,595	25,277,878

Non-controlling Interest Ceelox Private

Certain shareholders of Ceelox Private did not participate in the Merger and share exchange between Nicaragua and Ceelox Private (see Note 13). At December 31, 2012 and 2011, these shareholders are recorded as non controlling interests in the consolidated financial statements. Details of changes in the non controlling interests are reflected in the consolidated statements of stockholders’ deficit.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

4.           Property and Equipment

Depreciation expense for the years ended December 31, 2012 and 2011 amounted to $0 and $3,227, respectively.

The office equipment and furniture was abandoned on July 31, 2011 when the Company did not renew the lease agreement at 13976 Lynmar Blvd, Tampa, Florida 33626, and moved its offices to 10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210. As a result of the abandonment, the Company recorded a loss on disposal of office equipment and furniture in the amount of $8,677 during the year ended December 31, 2011.

5.           Software Development Costs, Patents, and Trademarks

Amortization expense for the years ended December 31, 2012 and 2011 amounted to $0 and $16,247, respectively.

During the year ended December 31, 2011, the Company recorded a loss on disposal of software development costs, patents and trademarks in the amount of $84,566 to equal the full amount of the carrying value. The impairment charge resulted from the fact that on January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the assets of Ceelox that secured the note (the “Collateral”) to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,368 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock.  Consequently, at December 31, 2011, management did not believe there was a future economic benefit to these assets based on CIP’s intentions.

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

During the years ended December 31, 2012 and 2011, the Company received advances of $0 and $385,552, respectively, under this agreement. Interest accrued for the years ended December 31, 2012 and 2011 amounted to $0 and $96,388, respectively.

Total advances including the reacquisition fee, which is being treated as interest expense, amounted to $0 and $7,833,128 as of December 31, 2012 and 2011, respectively.

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

7.           Convertible Notes Payable - Related Party

On June 14, 2007, the Company entered into a convertible note agreement in the amount of $300,705. Under this agreement, the instrument was convertible into common stock at a conversion rate of $1.35. Interest expense for the years ended December 31, 2012 and 2011 amounted to $3,141 and $45,739, respectively.

On February 10, 2010, the Company entered into a convertible note with a related party in the amount of $350,000 in exchange for 9,916,000 of common stock held by the related party. Simultaneously, the related party cancelled an additional 1,175,101 shares for no consideration. The note has a term of one year and accrues interest at 8% per annum. Under this agreement, the note was convertible into common stock at $0.81 per share. Interest expense for the years ended December 31, 2012 and 2011 amounted to $1,540 and $22,420, respectively. On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

7.           Convertible Notes Payable - Related Party (continued)

On February 10, 2010, the Company converted a related party advance into a convertible note in the amount of $100,000. The note has a term of one year and accrues interest at 8% per annum. Under this agreement, the note was convertible into common stock at $0.81 per share. Interest expense for the years ended December 31, 2012 and 2011 amounted to $440 and $6,406, respectively. On February 12, 2011 the term of the note was modified from February 10, 2011 to ‘on demand by the holder’.

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

At December 31, 2012 and 2011, the carrying value of convertible notes payable due to related parties consisted of the following:

	Principal	Accrued Interest	Balance
Balance January 1, 2011	$750,705	$134,915	$885,620
Interest accrued December 31, 2011	-	74,565	74,565
Balance December 31, 2011	750,705	209,480	960,185
Interest accrued January 24, 2012	-	5,121	5,121
Notes converted at January 24, 2012	(750,705)	(214,601)	(965,306)
Balance December 31, 2012	$-	$-	$-

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

During the year ended December 31, 2011, holders of notes with a face value totaling $345,000 converted the face value plus accrued interest of $8,476 into 436,391 post merger common shares. Unamortized discounts of $25,069 were charged to interest expense upon conversion.  Additionally, during the years ended December 31, 2012 and 2011, Ceelox Private recorded amortization of discounts in the amount of $538 and $11,875 related to unconverted instruments, respectively. As of December 31, 2012 and 2011, the carrying amounts of convertible bridge notes were $188,489 and $331,385, net of $0 and $538 in un-amortized discount, respectively.

On January 24, 2012, CIP, the Company’s majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP’s agreement to forgive all debt (other than an aggregate of $118,927 which shall remain due and owing to CIP) in exchange for the Company’s issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, $156,352 of the convertible notes payable – bridge loans were converted. As of December 31, 2012, $188,489 of the convertible notes payable – bridge loans are considered in default.

9.           Notes Payable – Related Party

On March 31, 2011, Ceelox issued a promissory note to a related party in the amount of $110,000. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the years ended December 31, 2012 and 2011 amounted to $40 and $462, respectively.

On June 30, 2011, Ceelox issued a promissory note to a related party in the amount of $364,791. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the years ended December 31, 2012 and 2011 amounted to $134 and $1,025.

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the years ended December 31, 2012 and 2011 amounted to $261 and $110.

On December 31, 2011, Ceelox issued a promissory note to a related party in the amount of $73,947. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for the years ended December 31, 2012 and 2011 amounted to $413 and $0.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

9.           Notes Payable – Related Party (continued)

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

10.         Secured Convertible Note Financing

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

Pursuant to the terms of the Note, the maturity date of the Note is February 16, 2013 (“Maturity Date”) and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. Upon the earlier of the completion of a Qualified Offering, or the Maturity Date, the investor shall have the right to convert the Note into shares of the Company’s common stock. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the “Offering Price”) if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of December 31, 2012, this note is in default. However, the Company is in negotiations with a third party to secure financing in which part of the use of proceeds will be to repay the Note.

The Company issued a five year warrant to the investor pursuant to which the investor shall have the right to acquire additional shares of the Company’s common stock. The number of shares of common stock issuable upon exercise of the warrant shall be determined by dividing the principal amount of the Note by the Conversion Price (as defined above pursuant to the Note) multiplied by twenty percent (20%). Subsequent to December 31, 2012, the Company is in default in repayment of the note. However, the Company is in negotiation with a third party to secure financing in which part of the use of the proceeds will be used to repay the note.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

10.         Secured Convertible Note Financing (continued)

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

The following tables reflect the allocation of the purchase on the financing dates:

$187,500
Secured Convertible Note	Face Value
Proceeds	$104,625
Embedded conversion feature	(251,852)
Warrant derivative liability	(55,370)
Prepaid interest	24,375
Deferred finance fees	58,500
Carrying value	$-

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement.

For the year ended December 31, 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $87,034. The carrying value of the secured convertible note at December 31, 2012 was $87,034.

11.         Derivative Financial Instruments

The components of warrant derivative liability as reflected in the condensed consolidated balance sheet as of December 31, 2012:

	December 31, 2012
Secured convertible note financing giving rise to derivative financial instruments:	Indexed Shares	Fair Value
Embedded conversion feature	3,125,000	$2,488
Warrant derivative liability	625,000	6,212
Carrying value	3,750,000	$8,700

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

11.         Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the year ended December 31, 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effect:	Year Ended December 31, 2012
Embedded conversion feature	$249,364
Warrant derivative liability	49,158
298,522

Day-one derivative loss	(119,722)
Total derivative gain (loss)	$178,800

12.         Fair Value Considerations

GAAP establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. As presented in the tables below, this hierarchy consists of three broad levels:

Level 1 valuations:	Quoted prices in active markets for identical assets and liabilities.
Level 2 valuations:
Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similarassets or liabilities in markets that are not active; and model-derived valuations whose inputs or significant value drivers are observable.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

12.         Fair Value Considerations (continued)

The following table presents information about the Company’s liabilities measured at fair value as of December 31, 2012:

	Fair Value Measurements Using:
	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Assets (Liabilities) at Fair Value
Warrant Derivative liabilities	$-	$-	$6,212	$6,212
Embedded Conversion Feature			2,488	2,488
Total	$-	$-	$8,700	$8,700

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

Significant assumptions in valuing the embedded conversion feature (“ECF”) and warrant liability were as follows as of December 31, 2012:

	ECF	Warrants
Exercise price	$0.06	$0.06
Volatility	338.16%	309.62%
Equivalent term (years)	0.13	4.13
Risk-free interest rate	0.05%	0.62%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

12.         Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair valued hierarchy:

Derivative Instruments
2012
Balance as of January 1, 2012:	$
Total losses (realized or unrealized):
Included in earnings	298,522
Embedded conversion feature issuances	(251,852)
Warrant issuances	(55,370)
Balance as of December 31, 2012	$(8,700)

13.         Notes Payable

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

Between August 8, 2012 and December 31, 2012, the Company received additional tranches of funding related to the May 18, 2012 note agreement aggregating $308,458.

For the years ended December 31, 2012, the Company recorded $17,017 in interest expense related to this note.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

14.         Equity Activity

Warrants: The following table summarizes the activity related to warrants for the period from January 1, 2011 through December 31, 2012:
	Warrants	WAVG Strike Price
January 1, 2011	6,254,783	3.23
Granted	-	-
Exercised	-	-
Cancelled or expired	-	-
December 31, 2011	6,254,783	3.23
Granted	875,000	0.32
Exercised	-	-
Cancelled or expired	-	-
December 31, 2012	7,129,783	3.27
Exercisable at December 31, 2012	7,129,783	3.27

The warrants expire at various dates ranging from August 21, 2014 through May 18, 2017 and have an average exercise price of $1.42.

Investment Banking Agreement

On October 8, 2010, the Company entered into an agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 150,000 shares of common stock no later than March 1, 2011, (ii) nine (9) consecutive monthly payments of $15,000 commencing on November 1, 2010, and (iii) $45,000 upon execution of the agreement.  The agreement states that the common stock is earned over twelve (12) consecutive months at 12,500 shares per month. The agreement is retroactive to August 1, 2010.  During the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation of $52,125 and $62,500, respectively, related to this agreement. On March 1, 2011, the Company issued 150,000 shares for services rendered from August 2010 through July 2011.

On November 21, 2011 and revised on March 21, 2012, the Company entered into an additional agreement with the firm for continued investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 2,500,000 shares of common stock upon execution of the agreement and, (ii) $100,000 upon the closing of a bridge financing in the minimum amount of $1,500,000. The agreement states that in the event the funding is not completed, the firm will agree to defer the compensation until a funding is completed. The agreement is retroactive to July 1, 2011.  During the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation of $75,000 and $0, respectively, related to this agreement. On December 29, 2011, the Company issued 2,500,000 shares in connection with the agreement.

On February 21, 2012, the Company entered into an agreement with a firm for non-exclusive investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 400,000 restricted common shares, payable in four equal quarterly installments beginning on the date of execution of this Agreement, (ii) fees associated with the raising of capital of 10% cash and 10% in warrants on equity-linked capital raised (i.e., common equity, preferred equity, convertible debt, debt with warrants), and 3% cash and no warrants on straight debt capital raised and (iii) fees associated with merger and acquisitions of 5% of the consideration up to $5 million, 3% of the consideration between $5-10 million, and 1% of consideration above $10 million. At the Company’s discretion, $5,000 may be paid in lieu of the restricted shares as quarterly compensation. The warrants will be struck at a 20% premium to the valuation of said financing event, have a five-year expiration, and have a cashless exercise feature. The term of the agreement is 12 months and can be terminated upon 10 days written notice without cause by either the Company or the firm at any time before the Expiration Date. For year ended December 31, 2012, $1,000 in consulting expenses has been incurred. On May 4, 2012, the Company issued 100,000 shares of common stock to an investing banking group in accordance with the terms of the agreement.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

14.         Equity Activity (continued)

On March 29, 2012, the company entered into an agreement with a firm to provide general financial advisory and M&A advisory services to the Company. The terms of the engagement, which is modified from the original agreement signed on December 1, 2011, are for a term of six (6) months which will commence on the closing of the current Ceelox agreement. The firm will serve as the Company’s non-exclusive financial advisor and to provide agreed upon general financial advisory and investment banking advisor services. As consideration for these services, the Company has agreed to compensate the firm as follows: (a) Sixty thousand dollars ($60,000) in the form of six (6) consecutive monthly payments of $10,000; (b) In the event that the firm identifies, negotiates, and acts as an advisor on a M&A assignment. Ceelox agrees to pay the greater of $75,000 or a fee equal to 5% of the first $5 million of Consideration paid, plus 3% of the second $5 million of Consideration paid, plus 1% of the Consideration paid thereafter (on any Acquirer or Acquiree Transaction) for any merger, asset sale, stock swap, or any transaction or combination other than the ordinary course of business, whereby, directly or indirectly, control of or an asset is transferred for any Consideration (defined below) including, without limitation, cash and/or non-cash consideration. Payment will be due upon closing of the transaction. The terms of this agreement do not commence until the completion of the March 21, 2012 agreement.

Legal Services Agreement

On January 21, 2012, the Company contracted with a legal firm to (i) assist the Company with a potential acquisition of target companies for asset acquisitions, (ii) assist the Company with a proposed private financing for which a $50,000 retainer was paid by the Company and (iii) assist the Company with a future acquisition. In exchange for services, the company will be billed at an hourly rate for work performed on behalf of the Company. The current hourly rates for firm personnel range from $390 to $895 for partners, from $225 to $545 for associates, $90 to $315 for paralegals, clerks and librarians, and other members of our staff. During the year ended December 31, 2012, the Company paid a $50,000 retainer for their use of services. The retainer was paid out of the proceeds of the secured convertible note financing dated February 16, 2012. $12,500 of which has been recorded as legal fees.

Placement Agent Agreement

On May 11, 2012, the Company entered into an agreement with a firm for exclusive placement agent agreement for the private placement of securities. As consideration for these services, pursuant to the Agreement, the Company agreed (i) to pay, at the signing of this agreement $25,000 cash, and 30 days from the signing of this agreement an additional $10,000 cash as a non-refundable retainer that is creditable to the placement fee described herein (ii) a cash fee payable upon each closing of a transaction closing equal to 10% of the gross proceeds received by the Company from sources of capital introduced by the placement agent (iii) a cash fee if the Company or any of its advisors or affiliates sources any capital investment into the Company equal to 4% of such gross proceeds (iv) pay placement agent a corporate finance fee payable in cash upon each closing equal to 2% of the gross proceeds (v) warrants to the placement agent to purchase shares of the Company’s common stock equal to 10% of the number of shares of common stock underlying the securities issued in the offering. Warrants will be issued at each closing and shall provide (a) be exercisable at an exercise price equal to the price of the securities issued to the investors in the offering, (b) expire five (5) years from the date of issuance, (c) contain anti-dilution protection provided to the investors, (d) same registration rights provided to the investors, and (e) provisions for cashless exercise. The term of the agreement is 6 months and can be terminated upon 30 days written notice without cause by either the Company or the placement agent at any time before the Expiration Date. The contract was not renewed or extended after the original contract term.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

14.         Equity Activity (continued)

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

As of December 31, 2012 and 2011, 3,818,889 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

General Stock Option Information

The following table summarizes stock option activity under 2007 Plan for the years ended December 31, 2012 and 2011, and information regarding stock options outstanding, exercisable, and vested and expected to vest as of December 31, 2012.

	Number of	Weighted Average	Weighted Average
	Options	Exercise Price	Contractual Term
Outstanding at January 1, 2011	2,279,430	$0.27	4.65 years
Granted	195,000
Exercised	-
Cancelled/Forfeited	(293,319)	$0.54
Outstanding at December 31, 2011	2,181,111	$0.27	4.65 years
Granted	-
Exercised	-
Cancelled/Forfeited	-
Outstanding at December 31, 2012	2,181,111	$0.27	4.65 years

Range of Exercise Prices	Options O/S	Weighted Average Life (Years)	Weighted Average Price	Options Exercisable	Weighted Average Price
$0.09 – 0.41	2,042,222	1.25	$0.021	2,042,222	$0.021
$0.99	138,889	3.09	$0.110	138,889	$0.110

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

14.         Equity Activity (continued)

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

As of December 31, 2012 and December 31, 2011, there was $0 and $0 of total unrecognized compensation cost, net of expected forfeitures, related to unvested stock-based compensation arrangements granted under the stock option plans.  That cost is expected to be recognized over a weighted-average period of 2 years and 4 years.

Stock-Based Compensation

Stock Options

During the years ended December 31, 2012 and 2011, the Company recorded stock-based compensation related to stock options of $0 and $13,483, respectively.

15.         Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011
Benefit at federal and statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Effective tax rate	0%	0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2012	2011
Net operating loss carry-forward	$7,360,000	$7,119,000
Property and equipment	-	-
Compensation arising from share-based payment	378,000	378,000
Amortization of intangible assets	-	-
Valuation allowance	(7,738,000)	(7,497,000)
Net deferred tax assets (liabilities)	$-	$-

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (CONTINUED)

15.         Income Taxes (continued)

As of December 31, 2012, we have $28,250,000 in net operating loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.  The net operating loss carry forwards expire through 2032.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of December 31, 2012, the Company’s most recently filed income tax return dates are as of December 31, 2011, and generally three years of income tax returns commencing with that date are subject to audit by these authorities.  Our estimate of the potential outcome of any uncertain tax positions is subject to management’s assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740, Income Taxes.  ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The Company’s policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and tax position taken or expected to be taken on the tax return.  Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC 740.

16.         Subsequent Events

As announced on Form 8-K filed with the SEC on December 3, 2012, on November 27, 2012, the Company entered into an asset purchase agreement (“Agreement” or “Asset Sale”) with AllCom, a Nevada corporation (“AllCom” or “Seller”). The Company has agreed to purchase all of the assets (“Purchased Assets”) of AllCom (“Acquisition”) in exchange for the issuance of that number of shares of Common Stock such that, following such issuance, the Seller shall own forty-eight percent (48%) of all the issued and outstanding shares of Common Stock of the Company as of the closing date of the Acquisition, (the “Closing Purchase Price”).   On March 28, 2013, the Company and AllCom agreed to an extend the termination date of the agreement to April 30, 2013. The agreement between the Company and SendGlobal terminates on April 25, 2013.

On February 21, 2012, the Company entered into an agreement with a firm for non-exclusive investment banking and financial advisory services. On January 9, 2013, as consideration for these services, pursuant to the Agreement, the Company issued the final installment of 100,000 shares of common stock to an investing banking group.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. As of December 31, 2012 we do not believe that our disclosure controls and procedures were effective.  The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements.  The potential remedies for this situation are described below.

Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Management conducted an evaluation of the effectiveness of our internal control over financial reporting and determined that our internal control over financial reporting was ineffective as of December 31, 2012 due to material weaknesses. A material weakness in internal control over financial reporting is defined by the Public Company Accounting Oversight Board’s Audit Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting. Management’s assessment identified the following material weaknesses in internal control over financial reporting:

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

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The following table sets forth the name, age and position of each of our officers, directors, director designees and key employees.

Name	Age	Position
Mark Grannell	51	Chief Executive Officer and Chief Operating Officer
William P. Moore	68	Chairman of the Board, Secretary, Treasurer and Chief Financial Officer

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

Summary Compensation Table
		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year Ended December 31,	Salary	Bonus	Other Annual Compensation	Number of Securities Underlying Options and Warrants
Mark Grannell Chief Executive Officer, Chief Operating Officer	2012	$150,000	--	--

	2011	$64,423	--	--	--

William P. Moore Chief Financial Officer and Secretary	2012	--

	2011	--

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of April 15, 2013, with respect to:

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

The following table sets forth the fees by our independent registered public accounting firms for each of the last two fiscal years:
Fee Category	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit fees	$62,250	$46,396
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December  31, 2012 and 2011, our board of directors pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board of directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

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

Signature	Title	Date

/s/ Mark Grannell Mark Grannell	Chief Executive Officer, and Director (Principal Executive)	April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L Grannell Mark Grannell	Chief Executive Officer, and Director (Principal Executive and Secretary)	April 15, 2013

/s/William P. Moore William P. Moore	Chairman of the Board and Acting Chief Financial Officer	April 15, 2013

EXHIBIT INDEX

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009