Form 10-Q
period 2013-03-31
Ceelox Inc.
filed 2013-05-20
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-1421766

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
38,647,556 as of May 14, 2013.

ITEM 1.                     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
March 31, 2013

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
	Unaudited
ASSETS
Current assets:
Cash	$891	$4,718
Prepaids and other current assets	7,756	11,336
Total current assets	$8,647	$16,054

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$408,134	$404,896
Notes payable	644,777	445,525
Notes payable, related party	119,256	119,093
Convertible note – bridge loan	191,489	188,489
Secured convertible note – in default	187,500	87,034
Derivative liabilities	12,404	8,700
Total current liabilities	1,563,560	1,253,737

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares;38,647,556 and 38,547,556 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	387	386
Additional paid-in capital	25,350,255	25,349,256
Accumulated deficit	(26,521,145)	(26,213,935)
Total Ceelox, Inc.’s stockholders’ deficit	(1,170,503)	(864,293)
Non controlling interests	(384,410)	(373,390)
Total stockholders’ deficit	(1,554,913)	(1,237,683)
Total liabilities and stockholders’ deficit	$8,647	$16,054

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended
	March 31,
	2013	2012

Operating costs and expenses:
Marketing, general and administrative	$194,342	$126,141
Total costs and expenses	194,342	126,141

Operating loss	(194,342)	(126,141)

Other income (expenses):
Interest and amortization of financing fees	(123,205)	(14,916)
Derivative expense	(3,704)	(117,778)
Other income	3,021
Total other income (expenses)	(123,888)	(132,694)

Net loss	(318,230)	(258,835)

Less: Net loss attributable to non-controlling interest	11,020	8,964

Net loss attributable to common stockholders	$(307,210)	$(249,871)

Basic and diluted loss per share	$(0.01)	$(0.01)

Weighted average shares basic and diluted	38,638,667	32,125,578

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the three months ended
	March 31,
		2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:		$(318,230)	$(258,835)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		100,468
Derivative expense		3,704	117,778
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets		10,585
Accounts payable and accrued liabilities		16,146	55,281
NET CASH USED IN OPERATING ACTIVITIES		(187,327)	(85,776)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable - related party			(4,506)
Proceeds from notes payable		183,500
Proceeds from issuance of secured convertible note			104,625
NET CASH PROVIDED BY FINANCING ACTIVITIES		183,500	100,119

NET INCREASE (DECREASE) IN CASH		(3,827)	14,343
CASH:
Beginning of period		4,718	6,940
End of period		$891	$21,283

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in satisfaction of related party debt	$		$9,406,456
Shares issued in satisfaction of accounts payable	$		$4,000
Deferred financing fees resulting from issuance of secured convertible note	$		$78,552

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

During the three months ended March 31, 2013, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at March 31, 2013 and December 31, 2012, the Company had $891 and $4,718 in cash, respectively, and $1,554,913 and $1,237,683 in negative working capital, respectively.  For the three months ended March 31, 2013 and 2012, the Company had a net loss of $318,230 and $258,835, respectively, and utilized $187,327 and $85,776, respectively, in cash from operations.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2013.   No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3.	Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes in the Company’s Form 10-K for the year ended December 31, 2012.

The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying condensed consolidated balance sheets.

Computation of Earning (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,672,299 and 25,323,947 of potentially dilutive options, warrants and convertible debt instruments at March 31, 2013 and 2012 respectively.

	For the three months ended March 31,
	2013	2012
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,129,783	9,032,561
Potentially dilutive convertible instruments	3,361,405	14,110,275
	12,672,299	25,323,947

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed consolidated financial statements.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

4.	Convertible Notes Payable – Bridge Loans

In August of 2009 Ceelox Private entered into a convertible note subscription agreement with certain accredited investors.  The offering was for $1.5 million in convertible notes and common stock purchase warrants.

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

During the three months ended March 31, 2013 and March 31, 2012, the Company recorded amortization of discounts in the amount of $0 and $538 related to unconverted instruments, respectively. As of March 31, 2013 and December 31, 2012, the carrying amounts of convertible bridge notes were $191,489 and $188,489, respectively. As of March 31, 2013, the convertible notes payable – bridge loans are considered in default.

5.	Notes Payable - Related Party

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086, of which $44,732 and $44,793 was outstanding as of March 31, 2013 and December 31, 2012, respectively. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for three months ended March 31, 2013 and 2012 amounted to $61 and $74.

On December 31, 2011, Ceelox issued a promissory note to a related party in the amount of $73,947 of which $74,361 and $74,463 were outstanding as of March 31, 2013 and December 31, 2012, respectively. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for three months ended March 31, 2013 and 2012 amounted to $102 and $103.

The aggregate carrying values of these notes including accrued interest as of March 31, 2013 and December 31, 2012 amounted to $119,256 and $119,093, respectively.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

6.	Secured Convertible Note Financing

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

Pursuant to the terms of the Note, the maturity date of the Note is February 16, 2013 (“Maturity Date”) and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the “Offering Price”) if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of March 31, 2013, this note is in default. However, the Company is in negotiations with a third party to secure financing in which part of the use of the proceeds will be used to repay the Note.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

6.	Secured Convertible Note Financing (continued)

Accounting for the Secured Convertible Notes (continued)

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Note	$187,500 Face Value
Proceeds	$104,625
Day one derivative expense	119,722
Embedded conversion feature	(251,852)
Warrant derivative liability	(55,370)
Prepaid interest	24,375
Deferred finance fees	58,500
Carrying value	$-

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement.

For the three months ended March 31, 2013 and 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $100,466 and $877, respectively. The carrying value of the secured convertible note as of March 31, 2013 and December 31, 2012 was $187,500 and $87,034, respectively.

7.	Derivative Financial Instruments

The components of warrant derivative liability as reflected in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 are as follows:

	March 31, 2013		December 31, 2012
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000		$3,125,000	$ 2,488
Warrant derivative liability	625,000	12,404	625,000	6,212
	3,750,000	$ 12,404	3,750,000	$ 8,700

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.	Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended March 31, 2013 and 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012
Embedded conversion feature	$ 2,488	$ (1,852)
Warrant derivative liability	(6,192)	(92)

Day-one derivative loss		119,722

Total derivative gain (loss)	$ (3,704)	$ 117,778

8.	Fair Value Considerations

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

The following table presents information about the Company’s liabilities measured at fair value as of March 31, 2013 and December 31, 2012:

Financial Measurements Using
March 31, 2013	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant derivative liabilities	$	$	$ 12,404	$ 12,404
Embedded conversion feature
	$	$	$ 12,404	$ 12,404

December 31, 2012
LIABILITIES
Warrant derivative liabilities	$ --	$ --	$ 6,212	$ 6,212
Embedded conversion feature			2,488	2,488
	$	$	$ 8,700	$ 8,700

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.	Fair Value Considerations (continued)

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

Significant assumptions in valuing the warrant liability were as follows as of March 31, 2013:

Warrants
Exercise price	$0.06
Volatility	302.22%
Equivalent term (years)	3.88
Risk-free interest rate	0.36%

Significant assumptions in valuing the embedded conversion feature (“ECF”) and warrant liability were as follows as of December 31, 2012:

	ECF	Warrants
Exercise price	$0.06	$0.06
Volatility	338.16%	309.62%
Equivalent term (years)	0.13	4.13
Risk-free interest rate	0.05%	0.62%

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2012	$(8,700)
Total gains or losses (realized or unrealized):
Included in earnings	(3,704)
Balance as of March 31, 2013	$(12,404)

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

9.	Notes Payable

On May 18, 2012, the Company sold a $125,000 convertible promissory note (“Note”) to an investor.  In connection with the sale of the Note the Company also issued the investor a warrant to purchase shares of the Company’s common stock (“Warrant”).  The Note was due and payable on November 18, 2012 and bears interest at a rate of 13% per annum, all of which shall be paid on the maturity date.  The Company may prepay the Note and accrued interest in whole or in part at any time prior to the maturity date without penalty.  An event of default shall occur in the event the Company fails to make the principal and interest payment to the investor on or prior to the maturity date.  The Warrant issued to the investor allows the investor to acquire up to 250,000 shares of the Company’s common stock at a price of $0.10 per share for a period of five years from the date of issuance of the warrant.  We have evaluated the terms and conditions of the warrants under the guidance of ASC 815, Derivatives and Hedging and determined that they achieved equity classification.  The warrants did not contain any terms or feature that would preclude equity classification.

The purchase price allocation for the convertible notes resulted in a debt discount of $120,050. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. As of March 31, 2013 the debt discount has been fully amortized. The purchase price allocation is as follows:

Inception
Net proceeds	$ 125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Between August 8, 2012 and January 31, 2013, the Company received additional tranches of funding related to the May 18, 2012 note agreement aggregating $421,958. As of March 31, 2013, the aggregate face value of these notes equaled $616,958. As of March 31, 2013, the aggregate carrying value of the notes equaled $644,777. The difference between the aggregate face value and carrying value relates to accrued interest.

For the three months ended March 31, 2013, the Company recorded $15,752 in interest expense related to this note.

10.	Equity Activity

Warrants

The Company had outstanding warrants at March 31, 2013 totaling 7,129,783.  The warrants expire at various dates ranging from August 21, 2014 through May 18, 2017 and have an average exercise price of $1.42.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10.	Equity Activity (continued)

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

As of March 31, 2013, 3,957,778 shares of the 6,000,000 shares approved under the Plan remain available for grant.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

11.	Subsequent Events

As announced on Form 8-K filed with the SEC on October 31, 2012, on October 25, 2012, the Company entered into an asset purchase agreement (“Agreement”) with Send Global Corporation, a Michigan corporation (“Send Global”), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global (“Parent,” and together with Send Global, the “Sellers,” and each a “Seller”). The Company has agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) either the additional payment of Five Hundred thousand dollars ($500,000) or the issuance of twelve million (12,000,000) shares of the Company’s common stock (“Common Stock Consideration”). On April 25, 2013, the Company and Send Global agreed to extend the closing date from April 25, 2013 to May 25, 2013.

As announced on Form 8-K filed with the SEC on December 3, 2012, on November 27, 2012, the Company entered into an asset purchase agreement (“Agreement” or “Asset Sale”) with AllCom, a Nevada corporation (“AllCom” or “Seller”). The Company has agreed to purchase all of the assets (“Purchased Assets”) of AllCom (“Acquisition”) in exchange for the issuance of that number of shares of Common Stock such that, following such issuance, the Seller shall own forty-eight percent (48%) of all the issued and outstanding shares of Common Stock of the Company as of the closing date of the Acquisition, (the “Closing Purchase Price”). On March 28, 2013, the Company and AllCom agreed to extend the termination date of the agreement to April 30, 2013. Since the passage of April 30th, the companies are in discussion to extend the agreement once additional funding has been identified.

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

As a continuation of our business plan, Ceelox announced on Form 8-K filed with the SEC on December 3, 2012, on November 27, 2012, that the Company entered into an asset purchase agreement with AllCom, a Nevada corporation. Incorporated in 1997, AllCom set out to design and fully develop a proprietary mix of hardware and software that integrates three powerful technologies into one seamless service: Telecommunications, Electronic Banking, and the Internet.

AllCom developed the Genie platform providing the Universal Office offering a host of telecom and Internet services, and the Genie Gateway, the faster, safer way to pay and get paid online, via mobile devices, in store, or by phone, and send payments, all without sharing your financial information.

The goal of the Company will be to combine the assets of all three companies and personnel to create a telecom and financial platform and distribution network. Utilizing AllCom’s Genie CashBox and alternative merchant processing services, the Company will offer a secure and private, payments and communications service. With the CashBox Subscribers can make and receive calls and cash payments, without ever revealing their personal telephone numbers or credit card information.

Results of Operations

Three Months Ended March 31, 2013 Compared with Three Months Ended March 31, 2012

Net Revenue

For the three months ended March 31, 2013 and 2012 the Company had no revenues.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and marketing, general and administrative expenses increased by $68,201 or 54% for the three months ended March 31, 2013 from the three months ended March 31, 2012.  The increase in Operating Costs and Expenses was due to post-merger expenses in the amount of $125,000 that occurred during the three months ended March 31, 2013.

Loss from Operations

Our operating loss for the three months ended March 31, 2013 was $194,342 compared to a loss of $126,141 for the three months ended March 31, 2012.  The increased loss from operations of $68,201 or 54% was due to post-merger expenses in the amount of $125,000 that occurred during the three months ended March 31, 2013.

Interest Expense

Interest expense and related financing fees for the three months ended March 31, 2013 was $123,205 compared to $14,916 for the three months ended March 31, 2012, a decrease of $108,289 or 726%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $0 for the three months ended March 31, 2013 compared to $3,141 for the same period in 2012.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements).  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $3,000 for the three months ended March 31, 2013.  In 2012, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the three months ended March 31, 2013 related to these related party promissory notes amounted to $163. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the three months ended March 31, 2013 related to the amortization of debt discount and deferred finance fees on this note totaled $104,119. Additionally, between May 2012 and January 2013, the company issued additional convertible promissory notes aggregating $546,958, which contributed to the remaining interest of $15,752.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of May, 2013.

CEELOX INC.
(the “Registrant”)

By:	MARK L. GRANNELL
Mark L. Grannell
Chief Executive Officer and Chief Operating Officer

By:	WILLIAM P. MOORE
William P. Moore
Secretary, Treasurer and Chief Financial Officer