Form 10-Q
period 2013-06-30
Ceelox Inc.
filed 2013-08-09
CIK 1421766

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
YES [   ]     NO [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

CEELOX, INC. AND SUBSIDIARY
June 30, 2013

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	Unaudited
ASSETS
Current assets:
Cash	$5,125	$4,718
Prepaids and other current assets	7,532	11,336
Total current assets	$12,657	$16,054

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$481,137	$404,896
Notes payable	734,713	445,525
Notes payable, related party	119,421	119,093
Convertible note – bridge loan	194,522	188,489
Secured convertible note – in default	187,500	87,034
Derivative liabilities	6,139	8,700
Total current liabilities	1,723,432	1,253,737

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares; 38,647,556 and 38,547,556 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	387	386
Additional paid-in capital	25,350,255	25,349,256
Accumulated deficit	(26,671,991)	(26,213,935)
Total Ceelox, Inc.’s stockholders’ deficit	(1,321,349)	(864,293)
Non controlling interests	(389,426)	(373,390)
Total stockholders’ deficit	(1,710,775)	(1,237,683)
Total liabilities and stockholders’ deficit	$12,657	$16,054

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the six months ended
	June 30,		June 30,
	2013	2012	2013	2012

Operating costs and expenses:
Marketing, general and administrative	$133,683	$166,219	$328,025	$292,360
Total costs and expenses	133,683	166,219	328,025	292,360

Operating loss	(133,683)	(166,219)	(328,025)	(292,360)

Other income (expenses):
Interest and amortization of financing fees	(28,444)	(20,145)	(151,649)	(35,061)
Derivative income	6,265	283,528	2,561	165,750
Other income			3,021
Total other income (expenses)	(22,179)	263,383	(146,067)	130,689

Net loss	(155,862)	97,164	(474,092)	(161,671)

Less: Net loss attributable to non-controlling interest	5,016	(3,675)	16,036	5,289

Net loss attributable to common stockholders	$(150,846)	$93,489	$(458,056)	$(156,382)

Basic and diluted loss per share	$(0.00)	$0.01	$(0.01)	$(0.00)

Weighted average shares basic and diluted	38,647,556	38,311,292	38,857,820	35,609,751

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		For the three months ended				For the six months ended
		June 30,				June 30,
		2013		2012		2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:		$(155,862)		$97,164		$(474,092)	$(161,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount						100,467
Amortization of financing fees				812			812
Derivative income		(6,265)		(283,528)		(2,561)	(165,750)
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets		223		28,426		10,809	28,426
Accounts payable and accrued liabilities		100,997		13,005		117,143	68,286
NET CASH USED IN OPERATING ACTIVITIES		(60,907)		(144,121)		(248,234)	(229,897)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable - related party							(4,506)
Proceeds from notes payable		65,141		125,000		248,641	125,000
Proceeds from issuance of secured convertible note							104,625
NET CASH PROVIDED BY FINANCING ACTIVITIES		65,141		125,000		248,641	225,119

NET INCREASE (DECREASE) IN CASH		4,234		(19,121)		407	(4,778)
CASH:
Beginning of period		891		21,283		4,718	6,940
End of period		$5,125		$2,162		$5,125	$2,162

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in satisfaction of related party debt	$		$		$		$9,406,456
Shares issued in satisfaction of accounts payable	$			$1,000	$		$5,000
Discount on notes payable	$			$4,950	$		$4,950
Deferred financing fees resulting from issuance of secured convertible note	$		$		$		$70,456

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

2.      Going Concern and Management’s Plans

During the six months ended June 30, 2013, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at June 30, 2013 and December 31, 2012, the Company had $5,125 and $4,718 in cash, respectively, and $1,710,775 and $1,237,683 in negative working capital, respectively.  For the six months ended June 30, 2013 and 2012, the Company had a net loss of $474,092 and $161,671, respectively, and utilized $248,234 and $229,897, respectively, in cash from operations.  For the three months ended June 30, 2013, the Company had a net loss of $155,862 and for the three months ended June 30, 2012 the Company had net income of $97,164.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2013.   No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

The operating results for the six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Computation of Earning (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,676,045 and 12,661,025 of potentially dilutive options, warrants and convertible debt instruments at June 30, 2013 and 2012 respectively.

	For the six months ended June 30,
	2013	2012
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,129,783	7,129,783
Potentially dilutive convertible instruments	3,365,151	3,350,131
	12,676,045	12,661,025

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

During the six months ended June 30, 2013 and 2012, the Company recorded amortization of discounts in the amount of $0 and $538 related to unconverted instruments, respectively. As of June 30, 2013 and December 31, 2012, the carrying amounts of convertible bridge notes were $194,522 and $188,489, respectively. As of June 30, 2013, the convertible notes payable – bridge loans are considered in default.

5.      Notes Payable - Related Party

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086, of which $44,856 and $44,732 was outstanding as of June 30, 2013 and December 31, 2012, respectively. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for six months ended June 30, 2013 and 2012 amounted to $123 and $124.

On December 31, 2011, Ceelox issued a promissory note to a related party in the amount of $73,947 of which $74,565 and $74,361 were outstanding as of June 30, 2013 and December 31, 2012, respectively. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for six months ended June 30, 2013 and 2012 amounted to $205 and $206.

The aggregate carrying values of these notes including accrued interest as of June 30, 2013 and December 31, 2012 amounted to $119,421 and $119,093, respectively.

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

Pursuant to the terms of the Note, the maturity date of the Note is February 16, 2013 (“Maturity Date”) and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the “Offering Price”) if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of June 30, 2013, this note is in default. However, the Company is making progress in negotiations with a third party to secure financing, targeting third quarter of 2013, in which part of the use of the proceeds will be used to repay the Note.

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

For the six months ended June 30, 2013 and 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $100,466 and $8,703, respectively. The carrying value of the secured convertible note as of June 30, 2013 and December 31, 2012 was $187,500 and $87,034, respectively.

7.      Derivative Financial Instruments

The components of warrant derivative liability as reflected in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 are as follows:

	June 30, 2013		December 31, 2012
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000		$3,125,000	$2,488
Warrant derivative liability	625,000	6,139	625,000	6,212
	3,750,000	$6,139	3,750,000	$8,700

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.      Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the six months ended June 30, 2013 and 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012
Embedded conversion feature	$2,488	$236,227
Warrant derivative liability	73	49,245

Day-one derivative loss		(119,722)

Total derivative gain (loss)	$2,561	$165,750

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended June 30, 2013 and 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:		Three Months Ended June 30, 2013	Three Months Ended June 30, 2012
Embedded conversion feature	$		$234,375
Warrant derivative liability		6,265	49,153

Day-one derivative loss

Total derivative gain (loss)		$6,265	$283,528

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.      Fair Value Considerations (continued)

The following table presents information about the Company’s liabilities measured at fair value as of June 30, 2013 and December 31, 2012:

		Financial Measurements Using
June 30, 2013		Level 1		Level 2	Level 3	Total
LIABILITIES
Warrant derivative liabilities	$		$		$6,139	$6,139
Embedded conversion feature
	$		$		$6,139	$6,139

December 31, 2012
LIABILITIES
Warrant derivative liabilities		$--		$--	$6,212	$6,212
Embedded conversion feature					2,488	2,488
	$		$		$8,700	$8,700

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

Significant assumptions in valuing the warrant liability were as follows as of June 30, 2013:

Warrants
Exercise price	$0.06
Volatility	287.88%
Equivalent term (years)	3.64
Risk-free interest rate	0.66%

Significant assumptions in valuing the embedded conversion feature (“ECF”) and warrant liability were as follows as of December 31, 2012:

	ECF	Warrants
Exercise price	$0.06	$0.06
Volatility	338.16%	309.62%
Equivalent term (years)	0.13	4.13
Risk-free interest rate	0.05%	0.62%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.      Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2012	$(8,700)
Total gains or losses (realized or unrealized):
Included in earnings	2,561
Balance as of June 30, 2013	$(6,139)

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

The purchase price allocation for the convertible notes resulted in a debt discount of $120,050. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. As of June 30, 2013 the debt discount has been fully amortized. The purchase price allocation is as follows:

Inception
Net proceeds	$ 125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Between August 8, 2012 and May 13, 2013, the Company received additional tranches of funding related to the May 18, 2012 note agreement aggregating $557,099. As of June 30, 2013, the aggregate face value of these notes equaled $682,099. As of June 30, 2013, the aggregate carrying value of the notes equaled $734,713. The difference between the aggregate face value and carrying value relates to accrued interest.

For the six months ended June 30, 2013, the Company recorded $40,547 in interest expense related to this note.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10.    Equity Activity

Warrants
The Company had outstanding warrants at June 30, 2013 totaling 7,129,783.  The warrants expire at various dates ranging from August 21, 2014 through May 18, 2017 and have an average exercise price of $1.42.

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

As of June 30, 2013, 3,957,778 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

11.    Mergers and Acquisitions

As announced on Form 8-K filed with the SEC on October 31, 2012, on October 25, 2012, the Company entered intoan asset purchase agreement (“Agreement”) with Send Global Corporation, a Michigan corporation (“Send Global”), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global (“Parent,” and together with Send Global, the “Sellers,” and each a “Seller”). The Company has agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) either the additional payment of Five Hundred thousand dollars ($500,000) or the issuance of twelve million (12,000,000) shares of the Company’s common stock (“Common Stock Consideration”). On April 25, 2013, the Company and Send Global agreed to extend the closing date from April 25, 2013 to May 25, 2013. Since the passage of May 25th date, the companies are in discussion to extend the agreement once additional funding has been identified.

As announced on Form 8-K filed with the SEC on December 3, 2012, on November 27, 2012, the Company entered into an asset purchase agreement (“Agreement” or “Asset Sale”) with AllCom, a Nevada corporation (“AllCom” or “Seller”). The Company has agreed to purchase all of the assets (“Purchased Assets”) of AllCom (“Acquisition”) in exchange for the issuance of that number of shares of Common Stock such that, following such issuance, the Seller shall own forty-eight percent (48%) of all the issued and outstanding shares of Common Stock of the Company as of the closing date of the Acquisition, (the “Closing Purchase Price”). On March 28, 2013, the Company and AllCom agreed to extend the termination date of the agreement to April 30, 2013. Since the passage of April 30th date, the companies are in discussion to extend the agreement once additional funding has been identified.

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

Results of Operations

Six Months Ended June 30, 2013 Compared with Six Months Ended June 30, 2012

Net Revenue

For the six months ended June 30, 2013 and 2012 the Company had no revenues.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and marketing, general and administrative expenses increased by $35,665 or 12% for the six months ended June 30, 2013 from the six months ended June 30, 2012.  The increase in Operating Costs and Expenses was due to post-merger expenses in the amount of $125,000 that occurred during the six months ended June 30, 2013.

Loss from Operations

Our operating loss for the six months ended June 30, 2013 was $328,025 compared to a loss of $292,360 for the six months ended June 30, 2012.  The increased loss from operations of $35,665 or 12% was due to post-merger expenses in the amount of $125,000 that occurred during the six months ended June 30, 2013.

Interest Expense

Interest expense and related financing fees for the six months ended June 30, 2013 was $151,649 compared to $35,061 for the six months ended June 30, 2012, an increase of $116,588 or 333%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $0 for the six months ended June 30, 2013 compared to $3,141 for the same period in 2012.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements).  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $6,033 for the six months ended June 30, 2013.  In 2012, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the six months ended June 30, 2013 related to these related party promissory notes amounted to $328. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the six months ended June 30, 2013 related to the amortization of debt discount and deferred finance fees on this note totaled $104,119.  Additionally, between May 2012 and May 2013, the company issued additional convertible promissory notes aggregating $682,099, which contributed to the remaining interest of $40,547.

Results of Operations

Three Months Ended June 30, 2013 Compared with Three Months Ended June 30, 2012

Net Revenue

For the three months ended June 30, 2013 and 2012 the Company had no revenues.  This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and marketing, general and administrative expenses decreased by $32,536 or 20% for the three months ended June 30, 2013 from the three months ended June 30, 2012.  The decrease in Operating Costs and Expenses was due to reductions in costs such as legal expense and other operation costs that occurred during the three months ended June 30, 2013.

Loss from Operations

Our operating loss for the three months ended June 30, 2013 was $133,683 compared to a loss of $166,219 for the three months ended June 30, 2012.  The decreased loss from operations of $32,536 or 20% was due to reductions in costs such as legal expense and other operation costs that occurred during the three months ended June 30, 2013.

Interest Expense

Interest expense and related financing fees for the three months ended June 30, 2013 was $28,444 compared to $20,145 for the three months ended June 30, 2012, a decrease of $8,299 or 41%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $0 for the three months ended June 30, 2013 compared to $0 for the same period in 2012.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements).  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $3,033 for the six months ended June 30, 2013.  In 2012, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the three months ended June 30, 2013 related to these related party promissory notes amounted to $165. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the three months ended June 30, 2013 related to the amortization of debt discount and deferred finance fees on this note totaled $0. Additionally, between May 2012 and May 2013, the company issued additional convertible promissory notes aggregating $682,099, which contributed to the remaining interest of $24,795.

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

ITEM 4.              CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements. As of June 30, 2013 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 5th day of August, 2013.

CEELOX INC.
(the “Registrant”)

By:	MARK L. GRANNELL
Mark L. Grannell
Chief Executive Officer and Chief Operating Officer

By:	WILLIAM P. MOORE
William P. Moore
Secretary, Treasurer and Chief Financial Officer