Form 10-K/A
period 2012-12-31
Ceelox Inc.
filed 2013-11-07
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K/A-1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on April 15, 2013 (the "Form 10-K"), is solely to amend Part II Item 9A Controls and Procedures.

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K continues to speak as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

PART II

ITEM 9A.           CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Based on management’s evaluation (with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”)), as of the end of the period covered by this report, each of Mark Grannell, our CEO, and William Moore, our Acting CFO, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Management assessed our internal control over financial reporting as of December 31, 2012, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.

Based on our assessment, management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as of the end of the fiscal year. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements.  Additionally, a material weakness exists as of December 31, 2012, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions. We reviewed the results of management’s assessment with our Board of Directors.

Management's report was not subject to attestation by our registered public accounting firm pursuant to rules established  by the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 15.            EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit	Document Description

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – Mark Grannell.	Incorporated by reference to Exhibit 31.1 to Form 10-K as filed April 15, 2013

32.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act – William P. Moore	Incorporated by reference to Exhibit 31.2 to Form 10-K as filed April 15, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ Mark Grannell Mark Grannell	Chief Executive Officer, and Director (Principal Executive)	November 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L Grannell Mark Grannell	Chief Executive Officer, and Director (Principal Executive and Secretary)	November 7, 2013

/s/William P. Moore William P. Moore	Chairman of the Board and Acting Chief Financial Officer	November 7, 2013