Form 10-Q
period 2013-09-30
Ceelox Inc.
filed 2013-11-07
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

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
38,647,556 as of November 4, 2013.

PART I

ITEM 1.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
September 30, 2013

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	Unaudited

ASSETS
Current assets:
Cash	$377	$4,718
Prepaids and other current assets	7,656	11,336
Total current assets	$8,033	$16,054

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$538,771	$404,896
Notes payable	757,063	445,525
Notes payable, related party	119,587	119,093
Convertible note – bridge loan	197,589	188,489
Secured convertible note – in default	187,500	87,034
Derivative liabilities	6,112	8,700
Total current liabilities	1,806,622	1,253,737

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares;38,647,556 and 38,547,556 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	387	386
Additional paid-in capital	25,350,255	25,349,256
Accumulated deficit	(26,756,938)	(26,213,935)
Total Ceelox, Inc.’s stockholders’ deficit	(1,406,296)	(864,293)
Non controlling interests	(392,293)	(373,390)
Total stockholders’ deficit	(1,798,589)	(1,237,683)
Total liabilities and stockholders’ deficit	$8,033	$16,054

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2013	2012	2013	2012

Operating costs and expenses:
Marketing, general and administrative	$62,258	$93,462	$390,283	$385,822
Total costs and expenses	62,258	93,462	390,283	385,822

Operating loss	(62,258)	(93,462)	(390,283)	(385,822)

Other income (expenses):
Interest and amortization of financing fees	(25,583)	(39,552)	(177,232)	(74,613)
Derivative income	27	20,249	2,588	185,999
Other income			3,021
Total other income (expenses)	(25,556)	(19,303)	(171,623)	111,386

Net loss	(87,814)	(112,765)	(561,906)	(274,436)

Less: Net loss attributable to non-controlling interest	2,867	4,033	18,903	9,322

Net loss attributable to common stockholders	$(84,947)	$(108,732)	$(543,003)	$(265,114)

Basic and diluted income (loss) per share	$(0.00)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares basic and diluted	38,647,556	38,347,555	38,644,626	36,401,943

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the nine months ended
	September 30,
	2013		2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:		$(561,906)	$(274,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		100,466	25,849
Amortization of financing fees			812
Derivative income		(2,588)	(185,999)
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets		10,685	43,381
Accounts payable and accrued liabilities		200,361	103,077
NET CASH USED IN OPERATING ACTIVITIES		(252,982)	(287,316)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable - related party			(4,506)
Proceeds from notes payable		248,641	181,397
Proceeds from issuance of secured convertible note			104,625
NET CASH PROVIDED BY FINANCING ACTIVITIES		248,641	281,515

NET DECREASE IN CASH		(4,341)	(5,801)
CASH:
Beginning of period		4,718	6,940
End of period		$377	$1,139

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in satisfaction of related party debt	$		$9,464,596
Shares issued in satisfaction of accounts payable		$1,000	$5,000
Discount on notes payable	$		$4,138
Deferred financing fees resulting from issuance of secured convertible note	$		$70,456

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

2.        Going Concern and Management’s Plans

During the nine months ended September 30, 2013, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at September 30, 2013 and December 31, 2012, the Company had $377 and $4,718 in cash, respectively, and $1,798,589 and $1,237,683 in negative working capital, respectively.  For the nine months ended September 30, 2013 and 2012, the Company had a net loss of $561,906 and $274,436, respectively, and utilized $252,982 and $287,316, respectively, in cash from operations.  For the three months ended September 30, 2013 and 2012, the Company had a net loss of $87,814 and $112,765, respectively.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2013.   No adjustment has been made in the accompanying condensed consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

The operating results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year ending December 31, 2013.

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

Computation of Earning (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,679,830 and 12,664,810 of potentially dilutive options, warrants and convertible debt instruments at September 30, 2013 and 2012 respectively.

	For the nine months ended September 30,
	2013	2012
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,129,783	7,129,783
Potentially dilutive convertible instruments	3,368,936	3,353,916
	12,679,830	12,664,810

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

During the nine months ended September 30, 2013 and 2012, the Company recorded amortization of discounts in the amount of $0 and $538 related to unconverted instruments, respectively. As of September 30, 2013 and December 31, 2012, the carrying amounts of convertible bridge notes were $197,589 and $188,489, respectively. As of September 30, 2013, the convertible notes payable – bridge loans are considered in default.

5.        Notes Payable - Related Party

On September 30, 2011, Ceelox issued a promissory note to a related party in the amount of $78,086, of which $44,917 and $44,732 was outstanding as of September 30, 2013 and December 31, 2012, respectively. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for nine months ended September 30, 2013 and 2012 amounted to $186 and $186.

On December 31, 2011, Ceelox issued a promissory note to a related party in the amount of $73,947 of which $74,670 and $74,361 were outstanding as of September 30, 2013 and December 31, 2012, respectively. The note is payable on demand and has an interest rate of 0.55%. The note was given in exchange for funds advanced to the Company to pay fees related to various consulting agreements. Interest expense for nine months ended September 30, 2013 and 2012 amounted to $308 and $310.

The aggregate carrying values of these notes including accrued interest as of September 30, 2013 and December 31, 2012 amounted to $119,587 and $119,093, respectively.

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

Pursuant to the terms of the Note, the maturity date of the Note was February 16, 2013 (“Maturity Date”) and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the “Offering Price”) if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of September 30, 2013, this note is in default. However, the Company is making progress in negotiations with a third party to secure financing, targeting fourth quarter of 2013, in which part of the use of the proceeds will be used to repay the Note.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

6.        Secured Convertible Note Financing (continued)

Accounting for the Secured Convertible Notes (continued)

The following tables reflect the allocation of the purchase on the financing dates:

Secured Convertible Note	$ 187,500 Face Value
Proceeds		$104,625
Day one derivative expense		119,722
Embedded conversion feature		(251,852)
Warrant derivative liability		(55,370)
Prepaid interest		24,375
Deferred finance fees		58,500
Carrying value	$

Discounts (premiums) on the convertible notes arise from (i) the allocation of basis to other instruments issued in the transaction, (ii) fees paid directly to the creditor and (iii) initial recognition at fair value, which is lower than face value. Discounts (premiums) are amortized through charges (credits) to interest expense over the term of the debt agreement.

For the nine months ended September 30, 2013 and 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $100,466 and $27,522, respectively. The carrying value of the secured convertible note as of September 30, 2013 and December 31, 2012 was $187,500 and $87,034, respectively.

7.        Derivative Financial Instruments

The components of warrant derivative liability as reflected in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 are as follows:

	September 30, 2013			December 31, 2012
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values		Indexed Shares	Fair Values
Embedded conversion feature	3,125,000	$		3,125,000	$2,488
Warrant derivative liability	625,000		6,112	625,000	6,212
	3,750,000		$6,112	3,750,000	$8,700

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.        Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the nine months ended September 30, 2013 and 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Nine months Ended September 30, 2013	Nine months Ended September 30, 2012
Embedded conversion feature	$2,488	$251,539
Warrant derivative liability	100	54,182

Day-one derivative loss		(119,722)

Total derivative gain (loss)	$2,588	$185,999

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended September 30, 2013 and 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended September 30, 2013		Three Months Ended September 30, 2012
Embedded conversion feature	$		$15,312
Warrant derivative liability		27	4,937

Day-one derivative loss

Total derivative gain (loss)		$27	$20,249

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.        Fair Value Considerations (continued)

The following table presents information about the Company’s liabilities measured at fair value as of September 30, 2013 and December 31, 2012:

	Financial Measurements Using
September 30, 2013	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant derivative liabilities	$	$	$6,112	$6,112
Embedded conversion feature
	$	$	$6,112	$6,112

December 31, 2012
LIABILITIES
Warrant derivative liabilities	$	$	$6,212	$6,212
Embedded conversion feature			2,488	2,488
	$	$	$8,700	$8,700

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

Significant assumptions in valuing the warrant liability were as follows as of September 30, 2013:

Warrants
Exercise price	$0.06
Volatility	289.63%
Equivalent term (years)	3.38
Risk-free interest rate	0.63%

Significant assumptions in valuing the embedded conversion feature (“ECF”) and warrant liability were as follows as of December 31, 2012:

	ECF	Warrants
Exercise price	$0.06	$0.06
Volatility	338.16%	309.62%
Equivalent term (years)	0.13	4.13
Risk-free interest rate	0.05%	0.62%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.        Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2012	$(8,700)
Total gains or losses (realized or unrealized):
Included in earnings	2,588
Balance as of September 30, 2013	$(6,112)

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

The purchase price allocation for the convertible notes resulted in a debt discount of $120,050. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. As of September 30, 2013 the debt discount has been fully amortized. The purchase price allocation is as follows:

Inception
Net proceeds	$125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Between August 8, 2012 and May 13, 2013, the Company received additional tranches of funding related to the May 18, 2012 note agreement aggregating $557,099. As of September 30, 2013, the aggregate face value of these notes equaled $682,099. As of September 30, 2013, the aggregate carrying value of the notes equaled $757,063. The difference between the aggregate face value and carrying value relates to accrued interest.

For the nine months ended September 30, 2013 and 2012, the Company recorded $62,897 and $6,537, respectively, in interest expense related to this note.

10.      Equity Activity

Warrants

The Company had outstanding warrants at September 30, 2013 totaling 7,129,783.  The warrants expire at various dates ranging from August 21, 2014 through May 18, 2017 and have an average exercise price of $1.42.

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

As of September 30, 2013, 3,957,778 shares of the 6,000,000 shares approved under the Company’s Plan remain available for grant.

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

During the last quarter the Company continued efforts to obtain financing.  Even though the task has taken longer than anticipated the Company remains focused on the capital raise.

Results of Operations

Nine months Ended September 30, 2013 Compared with Nine months Ended September 30, 2012

Net Revenue

For the nine months ended September 30, 2013 and 2012 the Company had no revenues.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and marketing, general and administrative expenses increased by $4,461 or 1% for the nine months ended September 30, 2013 from the nine months ended September 30, 2012.

Loss from Operations

Our operating loss for the nine months ended September 30, 2013 was $390,283 compared to a loss of $385,822 for the nine months ended September 30, 2012.  This was an increased loss from operations of $4,461 or 1%.

Interest Expense

Interest expense and related financing fees for the nine months ended September 30, 2013 was $177,232 compared to $74,613 for the nine months ended September 30, 2012, an increase of $102,619 or 138%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $0 for the nine months ended September 30, 2013 compared to $3,141 for the same period in 2012.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements).  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $9,100 for the nine months ended September 30, 2013.  In 2012, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the nine months ended September 30, 2013 related to these related party promissory notes amounted to $494. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the nine months ended September 30, 2013 related to the amortization of debt discount and deferred finance fees on this note totaled $104,119. Additionally, between May 2012 and May 2013, the company issued additional convertible promissory notes aggregating $682,099, which contributed to the remaining interest of $62,897.

Results of Operations

Three Months Ended September 30, 2013 Compared with Three Months Ended September 30, 2012

Net Revenue

For the three months ended September 30, 2013 and 2012 the Company had no revenues.   This results from the fact that the Company was focused on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and marketing, general and administrative expenses decreased by $31,204 or 33% for the three months ended September 30, 2013 from the three months ended September 30, 2012.  The decrease in Operating Costs and Expenses was due to reductions in costs such as legal expense and other operation costs that occurred during the three months ended September 30, 2013.

Loss from Operations

Our operating loss for the three months ended September 30, 2013 was $62,258 compared to a loss of $93,462 for the three months ended September 30, 2012.  The decreased loss from operations of $31,204 or 33% was due to reductions in costs such as legal expense and other operation costs that occurred during the three months ended September 30, 2013.

Interest Expense

Interest expense and related financing fees for the three months ended September 30, 2013 was $25,583 compared to $39,552 for the three months ended September 30, 2012, a decrease of $13,969 or 35%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705 (see footnote 5 of the Company’s financial statements).  Interest on that note was $0 for the three months ended September 30, 2013 compared to $0 for the same period in 2012.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company’s financial statements).  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $3,067 for the nine months ended September 30, 2013.  In 2012, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the three months ended September 30, 2013 related to these related party promissory notes amounted to $167. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the three months ended September 30, 2013 related to the amortization of debt discount and deferred finance fees on this note totaled $0. Additionally, between May 2012 and May 2013, the company issued additional convertible promissory notes aggregating $682,099, which contributed to the remaining interest of $22,350.

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

ITEM 4.              CONTROLS AND PROCEDURES

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements. As of September 30, 2013 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 5th day of November, 2013.

CEELOX INC.
(the “Registrant”)

By:	MARK L. GRANELL
Mark L. Grannell
Chief Executive Officer and Chief Operating Officer

By:	WILLIAM P. MOORE
William P. Moore
Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document Description
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.