Form 10-K
Ceelox Inc.
filed 2014-05-16
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the  Year Ended December 31, 2013

☐      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

Commission File Number: 000-53597

CEELOX, INC.
(Name of small business issuer in its charter)

Nevada	26-1319217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

10801 Mastin, Suite 920
Overland Park, Kansas 66210
(Address of principal executive offices, Zip code)

(913) 884-3705
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.00001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐      No ☒   

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐      No ☒   

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒          No ☐  

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐          No ☐      Not Applicable

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer  ☐         Smaller reporting company  ☒ 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐          No ☒   

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates (26,696,365 shares) was approximately $266,964, based on the last sale price of the issuer's common stock of $0.01 for such common equity on June 30, 2013. As of May 5, 2014, there were outstanding [38,647,556] shares of the issuer's Common Stock, par value $0.00001.

FORWARD LOOKING STATEMENTS

Some of the statements under "Management's Discussion and Analysis of Financial Condition," and "Description of Business" in this Annual Report on Form 10-K are forward-looking statements.  These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by forward-looking statements.

In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "proposed," "intended," or "continue" or the negative of these terms or other comparable terminology.  You should read statements that contain these words carefully, because they discuss our expectations about our future operating results or our future financial condition or state other "forward-looking" information.  There may be events in the future that we are not able to accurately predict or control.  Before you invest in our securities, you should be aware that the occurrence of any of the events described in this Annual Report could substantially harm our business, results of operations and financial condition, and that upon the occurrence of any of these events, the trading price of our securities could decline and you could lose all or part of your investment.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, growth rates, levels of activity, performance or achievements.  We are under no duty to update any of the forward-looking statements after the date of this Annual Report to conform these statements to actual results.

CEELOX, INC. and SUBSIDIARY

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

PART I
ITEM 1.          DESCRIPTION OF BUSINESS

General

Ceelox, Inc. (the "Company") was incorporated on October 24, 2007 in Nevada. The Company was a Development Stage Company until the occurrence of the following recapitalization transaction. On February 12, 2010, (the "Merger Date"), pursuant to the share exchange agreement between Ceelox Private (defined below), certain stockholders of Ceelox Private, the Company and the Company's majority stockholder, the Company exchanged 1 share of the Company's common stock for every 9 shares of Ceelox Private common stock (the "Merger").  As a result of the Merger, Ceelox Private became a majority-owned subsidiary of the Company.

The Company's majority-owned subsidiary Ceelox, Inc. ("Ceelox Private") was incorporated in the State of Florida and commenced operations on September 17, 2003.  Through the Company's majority-owned subsidiary, the Company offers software solutions and devices that deliver biometric identity-based user access authentication, verification, and data and email encryption.  The Company's biometric authentication provides protection against identity theft, and our solutions also meet regulatory requirements for two-factor authentication.

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010. We have invested over $12 million in the operations of the business including research and development, product development and marketing of our products.

As announced on Form 8-K filed with the SEC on January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $9 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding cloud platform services, which provide a launching vehicle for products that could include: virtual credit card, social networking, gaming, hosted voice services, and mobile applications.  Throughout the Company's history, there has been a focus on authentication and identity security.  In as such, the Company continues dialog with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Product Focus

Our business plan defines the focus of the company to work towards development or acquisition of an Internet based Cloud platform.  This platform will become the foundation to launch a variety of services which can range from VOIP products, to online gaming, to financial services.  The value of the approach is that the platform can be used to offer products directly to end users, i.e. B2C, B2B, or can be white labeled for 3rd party providers i.e. B2B2C.

In addition, the cloud foundation could also leverage the products developed by Ceelox aimed at protecting users from hackers that steal their login/authentication credentials that put them at risk of losing their identity, loss of money, false purchases, etc.  These types of applications and services are susceptible to the man-in-the-middle threats but are cured though the Ceelox' parallel key infrastructure approach.  This cloud approach along with any one of the enabled services could produce significant revenues.

The baseline product set is aimed at:

Cloud-based Services Provider

Overview.  A Cloud-based Service Provider that enables, via web portal, a cloud navigation and management software that is a fully integrated private label cloud services software solution for IT Service Providers (ITSP's) and Managed Service Providers (MSP's) that service end user business customers. The web portal is the access to the world of computing, communications, and applications. ITSP's & MSP's deploy the Company's software solutions utilizing their own server infrastructure, or the Company's virtual hosted infrastructure and software for the provisioning of cloud computing, communications, and applications solutions service delivery.

Cloud-based Services Provider (continued):

Introduction.  The goal of the cloud-based service provider is to solve a set of widely recognized problems encountered by both Channel Partners and their customers (the small and medium size businesses (SMB's)):
•
MSP/ITSP service providers lack scale to deliver a cost-effective Cloud Service. They lack Cloud IT & Operational capability.  They see no margin benefit in reselling retail cloud offerings.  Finally, they do not have the ability or resources to build and support their own cloud services

•
Small and Medium Businesses (SMB's) experience competitive pressures. They have little-to-no IT skills. They seek every avenue to increase EBITDA, reduce costs, gain efficiencies, increase agility, improve customer satisfaction, reduce churn, and increase average revenue per customer.

Solution.  Our solution will provide a proprietary private label portal/navigation platform accesses computing, communications, and content/applications service offerings that disruptively reduce IT costs, improve agility, & reduce risks for the SMB; and, also dramatically improve margins and customer stickiness for ITSP/MSP's.

Partnering Strategy or Acquisition Target.  For this business opportunity to be viable, Ceelox is seeking to acquire a small cloud service provider, most likely pre-revenue but hopefully post-development.

TRUST ID

Overview.  A secure way of identifying oneself, through identity proofing in the enrollment process and biometric authentication, within a social website.  This provides everyone, of all ages, confidence that the person you are conversing with is an actual person with the claimed identity.  With a swipe of your finger (or presentation of some other "live" biometric i.e. retna, voice recognition, vein scan, etc.) Trust ID will provide safe, secure social networking.

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

Solution.  The Ceelox Trust ID Digital Identity will use its process to create a trusted identity for each social network member. In this way, the Ceelox solution will create a safe, trusted social networking environment with the knowledge that Trust ID users are real people with vetted identities.  When a registered user seeks to sign on to a social network site, the Trust ID user will be prompted when logging in to confirm their identity by swiping their finger (or other "live" biometric) confirming their identity via the Ceelox Trust ID Authentication Server.  The Social Network partner will place the Trust ID icon next to any social networker online to identify them to all other social networkers as a real person with a vetted identity.

Partnering Strategy or Acquisition Target.  For this business opportunity to be viable, Ceelox must have strategic corporate partners. In this case, the partner solicitation strategy is obvious: the social networks.

SECURE MOBILE PHONE

Overview.  A vast number of consumers (9 of 10) use their mobile phone to conduct business online, chat, share pictures, send and receive corporate email, etc. As a result, they are at high risk of theft and exposing personal and sensitive business information.  To further expand the opportunity, the Wireless Telecom Market is a commodity market and Carriers are searching for add-on revenue sources.  Through the introduction of a biometric on a phone coupled with Ceelox authentication software, a solution for both of these opportunities is provided enabling a new platform for revenue growth, including secure mobile commerce.

SECURE MOBILE PHONE (continued):

Introduction.  While billions of dollars are spent each year for personal end-point security of the PC and the information stored thereon, the security of mobile phone access and the data and communications stored and transacted thereon is hugely vulnerable. This problem is mounting as more and more mobile phone users upgrade to a smart phone and subscribe to a 3G or 4G network service.  The immense macro trends associated with the rising importance of the mobile phone in the global economy speak for themselves. The issue remains that the mobile phone, as currently configured, is extremely vulnerable to unauthorized access and use.

Solution. Ceelox has the technology to limit phone access solely to its registered owner, secure the data resident on the phone, and safeguard any payment and banking transactions performed thereon. Just as PC's today can be equipped on an OEM basis with an inexpensive fingerprint reader to control access, so too can the mobile phone ("100% Secure Access Control"); Note: or other form of biometric can be used i.e. retna, voice recognition, facial recognition, etc.  Through the use of a "live" biometric, the Ceelox process will provide 100% Secure Access Control by allowing the user to register his personal data in a Secure Biometric Server hosted by the service provider (the "Hosting Service Provider") that is linked one-to-one with the user's biometric file.  The power of Ceelox' process is that, even if a cyber criminal had possession of the mobile phone user's name, address, phone number and credit card or bank account number and even the users mobile phone itself, the cyber criminal could not gain access to the phone and the subject transaction accounts.

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

•	Other Partnering Strategies. An alternative partnering strategy would be to pursue mobile phone OEM's to deploy and host the recurring hosted services described above.

Implementation

A result of the continued focus on our business plan, Ceelox has been performing due diligence with several acquisition targets whose products and services align with the product set defined herein.  Our goal is to raise additional financing towards an acquisition within 2014.

Competition

The markets for our products and technologies are developing and characterized by intense competition and rapid technological change. No assurance can be given that our competitors will not develop new or enhanced technologies that will offer superior price, performance, or features, or render our products or technologies obsolete.

Our competitiveness depends on our ability to offer high-quality products that meet our customers' needs on a timely basis.  The principal competitive factors of our products are time to market, quality, price and reliability of the product line.  Many of our competitors have significant advantages over us such as far greater name recognition and financial resources than we have.  At this time we do not represent a significant competitive presence in our industry.

ITEM 1A.       RISK FACTORS

RISKS RELATING TO OUR BUSINESS

We have a history of losses and may not be profitable in the future.

We have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years and for the years ended December 31, 2013 and December 31, 2012 we had an accumulated deficits of $26,886,900 and $26,213,935 respectively.

We sustained net losses of $696,428 and $594,249 for the years ended December 31, 2013 and 2012, respectively.  We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future.

We have relinquished an exclusive license to a related party for all of our intellectual property.

As announced in an 8-K dated January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $9 million in debt to 24 million shares in equity and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding credit card, social networking, and mobile, security.  Ceelox will continue to seek merger and acquisition candidates with synergies within these areas.  Ceelox is currently in dialog with CIP and will seek license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Even if we successfully complete any acquisition as part of our business strategy, we may fail to successfully integrate the business of any such acquisition into our operations and realize the anticipated benefits from such integration on a timely basis, or at all, which could negatively impact our business.

The success of any acquisition will depend on our ability to realize the anticipated benefits from integrating a target company's business into our operations. Our business could be disrupted and our management's attention diverted due to these integration planning activities and as a result of the actual integration of our company with any such acquisition following the acquisition. Following any such acquisition, we may fail to realize the anticipated benefits there from on a timely basis, or at all, for a variety of reasons, including the following:

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

Despite extensive testing during development, our products may contain undetected design faults and errors, or "bugs" that are discovered only after it has been installed and used by customers. Any such defect or error in new applications could cause delays in delivering our technology or require design modifications. These could adversely affect our competitive position and cause us to lose potential customers or opportunities.

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

Our strategy envisions growing our business.  We plan to continue to develop our products and to hire additional sales, software engineers, administrative and marketing personnel.  Any growth in or expansion of our business is likely to place a strain on our management and administrative resources, infrastructure and systems.  In order to expand our business, we may be required to purchase or lease additional machinery and equipment, hire, train and supervise additional personnel and make significant outlays of capital.  These measures are time consuming and expensive, will increase management's responsibilities and will divert management's attention from our day-to-day operations. We cannot assure you that we will be able to:

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

Applicable SEC Rules governing the trading of "penny stocks" limits the trading and liquidity of our common stock, which may affect the trading price of our common stock.

Since our common stock trades below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

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

ITEM 1B.       UNRESOLVED STAFF COMMENTS

None.

ITEM 2.          PROPERTIES

The Company's office is located at 10801 Mastin, Suite 920, Overland Park, Kansas 66210. We believe that our office space if sufficient for our current operations and is being provided at no cost.

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

Market Price of and Dividends on Common Equity and Related Shareholder Matters.

On September 30, 2010 the Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc. and coincidently received a new trading symbol, "CELO." Below are the high and low quarterly sales information relating to trading in our common stock during our fiscal years ended December 31, 2013 and 2012.

We have never paid a cash dividend on our common stock and we have no present intention to declare or pay cash dividends on our common stock in the foreseeable future.  We intend to retain any earnings which we may realize in the foreseeable future to finance our operations.  Future dividends, if any, will depend on earnings, financing requirements and other factors.

Fiscal Year
2013	High	Low
Fourth Quarter: 10/1/13 to 12/31/13	$0.015	$0.003
Third Quarter: 7/1/13 to 9/30/13	$0.025	$0.005
Second Quarter: 4/1/13 to 6/30/13	$0.017	$0.01
First Quarter: 1/1/13 to 3/31/13	$0.018	$0.01
2012	High	Low
Fourth Quarter: 10/1/12 to 12/31/12	$0.03	$0.00
Third Quarter: 7/1/12 to 9/30/12	$0.01	$0.00
Second Quarter: 4/1/12 to 6/30/12	$0.02	$0.01
First Quarter: 1/1/12 to 3/31/12	$0.06	$0.02

The Company considers its common stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of its common stock.  Some of the bid quotations from the OTC Bulletin Board set forth above may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

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

As announced on Form 8-K filed with the SEC on January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $9 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding virtual credit card, social networking, and mobile, security.  Ceelox will continue to seek merger and acquisition candidates with synergies within these areas.  Ceelox is currently in discussions with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

During the fourth quarter of 2012, the Company announced two purchase agreements.

•
As announced on Form 8-K filed with the SEC on October 31, 2012, on October 25, 2012, the Company entered into an asset purchase agreement ("Agreement") with Send Global Corporation, a Michigan corporation ("Send Global"), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global("Parent," and together with Send Global, the "Sellers," and each a "Seller").

•
As announced on Form 8-K filed with the SEC on December 3, 2012, on November 27, 2012, the Company entered into an asset purchase agreement ("Agreement" or "Asset Sale") with AllCom, a Nevada corporation ("AllCom" or "Seller").

Both transactions have expired and no additional discussions ensued.  The Company has turned their attention to the business plan and product set defined in Item 1.

Results of Operations

Net Revenue

For the years ended December 31, 2013 and 2012 the Company had no revenues respectively.  No sales occurred in either year as a result of the Company's focus on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and marketing and administrative expenses decreased by $118,059 or 19% for the year ended December 31, 2013 from the year ended December 31, 2012.  In connection with our acquisition strategy, we incurred expired acquisition costs $125,000 and $125,000  in the years ended December 31, 2013 and 2013.  Compensation expense is $212,923 including $50,000 of stock based compensation  and $ 151,837 for the years ended December 31, 2013 and 2012. The remaining  The decrease in Operating Costs and Expenses was due to reductions in costs such as legal expense and other operation costs that occurred during the year ended December 31, 2013.

Loss from Operations

Our operating loss for the year ended December 31, 2013 was $502,012 compared to a loss of $620,071 for the year ended December 31, 2012. In connection with our acquisition strategy, we incurred expired acquisition costs $125,000 and $125,000  in the years ended December 31, 2013 and 2013.    The decreased loss from operations of $118,059 or 19% was due to reductions in costs such as legal expense and other operation costs that occurred during the year ended December 31, 2013.

Interest Expense

Interest expense and related financing fees for the year ended December 31, 2013 was $204,262 compared to $152,978 for the year ended December 31, 2012, an increase of $51,284 or 34%.  In August 2005, Ceelox of Florida, a majority owned subsidiary of the Company, entered into a convertible note from a related party totaling $300,705. This note was extinguished on January 24, 2012.  Interest on that note was $0 for the year ended December 31, 2013 compared to $7,101 for the same period in 2012.  In February 2010, the Company issued convertible notes to a related party totaling $450,000 (see footnote 7 of the Company's financial statements).  Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $12,167 for the year ended December 31, 2013 compared to $12,919 for the same period in 2012.  In 2012, the Company issued promissory notes to a related party in the aggregate amount of $626,824. Interest expense for the year ended December 31, 2013 related to these related party promissory notes amounted to $660. In February 2012, the Company issued a convertible promissory note in the amount of $187,500. Interest expense for the year ended December 31, 2013 related to the amortization of debt discount and deferred finance fees on this note totaled $104,119 versus $116,256 for the same period in 2012. Additionally, between May 2012 and October 2013, the company issued additional convertible promissory notes aggregating $745,288, which contributed to the remaining interest of $87,316.

Liquidity and Capital Resources

As of December 31, 2013, we had a working capital deficit of $1,933,111 as compared to a working capital deficit of $1,237,683 as of December 31, 2012.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $305,908 during the year ended December 31, 2013 was primarily a result of our $696,428 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, derivative expense, accrued interest, and depreciation and amortization expense.  Cash used in operations of $464,237 during the year ended December 31, 2012 was primarily a result of our $594,249 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, derivative expense, accrued interest, and depreciation and amortization expense

Investing Activities

There were no investing activities during the years ended December 31, 2013 and 2012, respectively.

Financing Activities

During the year ended December 31, 2013, we generated proceeds of $303,391 from our financing activities which consisted of: proceeds from notes payable.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements or financing activities with special purpose entities.

Principles of Consolidation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and in accordance with the SEC's accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. To prepare these financial statements, we must make estimates and assumptions that affect the reported amounts of assets and liabilities. These estimates also affect our reported revenues and expenses. On an ongoing basis, management evaluates its estimates and judgment, including those related to revenue recognition, accrued expenses, financing operations and contingencies and litigation. Management bases its estimates and judgment on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements are set forth in Note 3 to our audited financial statements.

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

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

Impairment of Long-Lived Assets and Other Intangible Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC 350. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization.  Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on the Company's financial position and results of operations.

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

The Company has marketed its software products direct to commercial customers, to Value Added Resellers and Systems Integrators and to Original Equipment Manufacturers ("OEM").  Revenue may have four components: 1) license software revenue which provides a right to use Ceelox software products on a per seat/client or per server basis for an unlimited period; 2) software maintenance, 3) hardware, such as fingerprint readers and flash memory devices, and 4) professional services, primarily installation support. The Company also performs custom software development on a limited basis when necessary to support significant account or revenue opportunities.

The Company has developed suggested retail pricing for all revenue components which include volume related discounting where appropriate. In addition the Company may negotiate prices on an individual case basis for significant volume or significant account opportunities.

Hardware and Software Revenue

The Company recognizes hardware revenue upon invoicing. Invoicing is triggered upon shipping. In products that have a hardware and software component that is not broken out in the Company's pricing, that includes hardware in the form of flash memory, the Company considers the value of the hardware to be de minimis and records the sale under the Software/Hardware classification.

Software License Revenue

License software revenue is recognized at the time of invoicing.  Invoicing is timed with shipment or delivery of licensed software. The Company warrants that its software is free from material defects and will replace any defective products with a functional replacement.

Maintenance includes customer access to and right to software bug fixes and new releases of the company's software. These releases are made available to customers who download releases at their discretion. The Company's licensed software includes first-year maintenance. Subsequent year maintenance is offered, at a percentage of the initial software license revenue, on an annual basis on the anniversary of the original purchase date. When deemed material, this revenue is amortized over the life of the license agreement on a straight-line basis.

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

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2013 and 2012, the Company maintained a stock plan covering equity grants including stock options and warrants.

The Company accounts for stock-based compensation in accordance with ASC 718. The standard requires the measurement and recognition of compensation expense in the Company's statement of operations for all share-based payment awards made to the Company's employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees' expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules. Ceelox Inc.'s forfeiture rate represents the historical rate at which Ceelox Inc.'s stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Computation of (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 12,683,616 and 12,668,595 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2013 and 2012 respectively.

	For the years ended December 31,
	2013	2012
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,063,116	7,129,783
Potentially dilutive convertible instruments	3,372,722	3,357,701
	12,616,949	12,668,595

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

We have audited the accompanying consolidated balance sheet of Ceelox, Inc. and Subsidiary (collectively the "Company") as of December 31, 2012, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended.   These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceelox, Inc. and Subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and a stockholders' deficit, significant current and cumulative losses and negative operating cash flows.  Furthermore, the Company's cash and working capital positions as of December 31, 2012 are not sufficient to complete its planned activities for the upcoming year.  These conditions raise substantial doubt about the Company's ability to continue as a going concern.  Management's plan regarding those matters are also described in Note 2.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein Kass

Dallas, Texas
April 15, 2013

                                                      Certified Public Accountants & Advisors

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ceelox, Inc.

We have audited the accompanying consolidated balance sheet of Ceelox, Inc. as of December 31, 2013 and the related consoloidated statement of income, stockholders' deficit, and cash flow for the then ended. Ceelox Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Ceelox, Inc. as of December 31, 2012 and for the year then ended were audited by other auditors whos report is dated April 15, 2013 expressed an unqualified opinion on those statements.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceelox, Inc. as of December 31, 2013 and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and a stockholders' deficit, significant current and cumulative losses and negative operating cash flows. Furthermore, the Company's cash and working capital positions as of December 31, 2013 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SPECTRA FINANCIAL SERVICES LLC
Spectra Financial Services, LLC
Tampa, FL
May 15, 2014

3837 Northdale Blvd. #165 ▪ Tampa, FL 33624 ▪ 813-842-8972 ▪ Spectrafs.com

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012

ASSETS
Current assets:
Cash	$2,201	$4,718
Prepaids and other current assets	7,333	11,336
Total current assets	$9,534	$16,054

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$597,332	$404,896
Notes payable and advances from related parties	955,282	564,618
Convertible note – bridge loan	200,656	188,489
Secured convertible note – in default	187,500	87,034
Derivative liabilities	1,875	8,700
Total current liabilities	1,942,645	1,253,737

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares;38,647,556 and 38,547,556 shares issued and outstanding as of December 31, 2013 and December 31, 2012, respectively	387	386
Additional paid-in capital	25,350,255	25,349,256
Accumulated deficit	(26,886,900)	(26,213,935)
Controlling Interest	(1,536,258)	(864,293)
Non controlling interests	(396,853)	(373,390)
Total stockholders' deficit	(1,933,111)	(1,237,683)
Total liabilities and stockholders' deficit	$9,534	$16,054

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2013		2012

Revenue	$		$

Operating costs and expenses:
Marketing, general and administrative		502,012		620,071
Total costs and expenses		502,012		620,071

Operating loss		(502,012)		(620,071)

Other income (expenses):
Interest and amortization of financing fees		(204,262)		(152,978)
Derivative income		6,825		178,800
Other income		3,021
Total other income (expenses)		(194,416)		25,822

Net loss		(696,428)		(594,249)

Net loss attributable to non-controlling interest		23,463		20,256

Net loss attributable to common stockholders		$(672,965)		$(573,993)

Basic and diluted loss per share		$(0.02)		$(0.02)

Weighted average shares basic and diluted		38,645,364		36,923,029

Stock-based compensation
Payroll and related benefits		$50,000
Consulting	$			$7,000

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
BALANCE at January 1, 2012	14,147,556	$142	$15,877,094	$(25,639,942)	$(353,134)	$(10,115,840)

Issuance of common stock for services	400,000	4	6,996			7,000

Conversion of related party debt into common stock	24,000,000	240	9,460,216			9,460,456

Warrants issued in connection with notes payable financing			4,950			4,950

Net loss for the year ended December 31, 2012				(573,993)	(20,256)	(594,249)

BALANCE at December 31, 2012	38,547,556	$386	$25,349,256	$(26,213,935)	$(373,390)	$(1,237,683)

Issuance of common stock for services	100,000	1	999			1,000

Stock-based compensation

Net loss for the year ended December 31, 2013				(672,965)	(23,463)	(696,428)

BALANCE at December 31, 2013	38,647,556	$387	$25,350,255	$(26,886,900)	$(396,853)	$(1,933,111)

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2013		2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:		$(696,428)		$(594,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		100,466		91,983
Amortization of financing fees				812
Derivative income		(6,825)		(178,800)
Stock compensation expense to consultants and employees		50,000		7,000
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets		11,008		75,170
Accounts payable and accrued liabilities		235,871		133,847
NET CASH USED IN OPERATING ACTIVITIES		(305,908)		(464,237)

CASH FLOW FROM FINANCING ACTIVITIES:
Payments on notes payable - related party				(4,506)
Proceeds from notes payable and advances from related parties		303,391		361,897
Proceeds from issuance of secured convertible note				104,625
NET CASH PROVIDED BY FINANCING ACTIVITIES		303,391		462,015

NET DECREASE IN CASH		(2,517)		(2,222)
CASH:
Beginning of period		4,718		6,940
End of period		$2,201		$4,718

Supplemental disclosure of non-cash investing and financing activities:

Shares issued in satisfaction of related party debt	$			$9,464,596
Discount on notes payable	$			$4,138
Deferred financing fees resulting from issuance of secured convertible note	$			$70,456
Cash paid for interest	$		$
Cash paid for taxes	$		$

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

1.	Nature of Business

Ceelox, Inc. (the "Company") was incorporated on October 24, 2007 in Nevada. The Company's majority-owned subsidiary Ceelox, Inc. ("Ceelox Private") was incorporated in the State of Florida and commenced operations on September 17, 2003.  Through the Company's majority-owned subsidiary, the Company offers software solutions and devices that deliver biometric identity-based user access authentication, verification, and data and email encryption.  The Company's biometric authentication provides protection against identity theft, and our solutions also meet regulatory requirements for two-factor authentication.

2.  Going Concern and Management's Plans

During the year ended December 31, 2013, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying consolidated financial statements, at December 31, 2013 and 2012, the Company had $2,201 and $4,718 in cash, respectively, and $1,933,111 and $1,237,683 in negative working capital, respectively.  For the years ended December 31, 2013 and 2012, the Company had a net loss of $696,428 and $594,249, respectively, and utilized $305,908 and $464,237, respectively, in cash from operations.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities. for the year that began on January 1, 2014.   No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

3.	Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiary.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with Regulation S-X of the Securities and Exchange Commission ("SEC"). All material inter-company accounts and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) guidance regarding disclosures about fair value of financial instruments, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

3.	Basis of Presentation and Selected Significant Accounting Policies (continued)

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

3.	Basis of Presentation and Selected Significant Accounting Policies (continued)

Impairment of Long-Lived Assets and Other Intangible Assets

The Company evaluates the recoverability of long-lived assets with finite lives in accordance with ASC 350. Intangible assets, including purchased technology and other intangible assets, are carried at cost less accumulated amortization.  Finite-lived intangible assets are being amortized on a straight-line basis over their estimated useful lives of five to ten years. ASC 350 requires recognition of impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value amount of an asset may not be recoverable. An impairment charge is recognized in the event the net book value of such assets exceeds the future undiscounted cash flows attributable to such assets. A significant impairment of finite-lived intangible assets could have a material adverse effect on the Company's financial position and results of operations.

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

The Company has marketed its software products direct to commercial customers, to Value Added Resellers and Systems Integrators and to Original Equipment Manufacturers ("OEM").  Revenue may have four components: 1) license software revenue which provides a right to use Ceelox software products on a per seat/client or per server basis for an unlimited period; 2) software maintenance, 3) hardware, such as fingerprint readers and flash memory devices, and 4) professional services, primarily installation support. The Company also performs custom software development on a limited basis when necessary to support significant account or revenue opportunities.

The Company has developed suggested retail pricing for all revenue components which include volume related discounting where appropriate. In addition the Company may negotiate prices on an individual case basis for significant volume or significant account opportunities.

Hardware and Software Revenue

The Company recognizes hardware revenue upon invoicing. Invoicing is triggered upon shipping. In products that have a hardware and software component that is not broken out in the Company's pricing, that includes hardware in the form of flash memory, the Company considers the value of the hardware to be de minimis and records the sale under the Software/Hardware classification.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

3.	Basis of Presentation and Selected Significant Accounting Policies (continued)

Software License Revenue

License software revenue is recognized at the time of invoicing.  Invoicing is timed with shipment or delivery of licensed software. The Company warrants that its software is free from material defects and will replace any defective products with a functional replacement.

Maintenance includes customer access to and right to software bug fixes and new releases of the company's software. These releases are made available to customers who download releases at their discretion. The Company's licensed software includes first-year maintenance. Subsequent year maintenance is offered, at a percentage of the initial software license revenue, on an annual basis on the anniversary of the original purchase date. When deemed material, this revenue is amortized over the life of the license agreement on a straight-line basis.

Contract Revenue

Professional Services: Our customers occasionally request professional services support related to server installation support. The Company recognizes professional services revenue at the time the support is provided.  Billing is on a rate per day basis.

Custom Software Development: Revenues from multi-element arrangements are allocated to the individual elements based upon relative fair values using vendor-specific objective evidence of fair value. Revenues received from customers where all revenue recognition criteria have not been established are deferred until such criteria have been achieved

Research and Development

The Company expenses research and development costs as they are incurred.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs as they are incurred. There were no such costs for the years ended December 31, 2013 and 2012.

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2013 and 2012, the Company maintained a stock plan covering equity grants including stock options and warrants. (See Note 10, "Equity Activity" for a detailed description of the Company's plans.)

The Company accounts for stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation. The standard requires the measurement and recognition of compensation expense in the Company's consolidated statement of operations for all share-based payment awards made to the Company's employees, directors and consultants including employee stock options, non-vested equity stock and equity stock units, and employee stock purchase grants. Stock-based compensation expense is measured at grant date, based on the estimated fair value of the award, reduced by an estimate of the annualized rate of expected forfeitures, and is recognized as expense over the employees' expected requisite service period, generally using the straight-line method. In addition, ASC 718 requires the benefits of tax deductions in excess of recognized compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as prescribed under previous accounting rules.

The Company's forfeiture rate represents the historical rate at which the Company's stock-based awards were surrendered prior to vesting. ASC 718 requires forfeitures to be estimated at the time of grant and revised on a cumulative basis, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

3.	Basis of Presentation and Selected Significant Accounting Policies (continued)

Computation of Earning (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,683,616 and 12,668,595 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2013 and 2012 respectively.

	For the years ended December 31,
	2013	2012
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,063,116	7,129,783
Potentially dilutive convertible instruments	3,372,722	3,357,701
	12,616,949	12,668,595

Non-controlling Interest Ceelox Private

Certain shareholders of Ceelox Private did not participate in the Merger and share exchange between Nicaragua and Ceelox Private (see Note 4). At December 31, 2013 and 2012, these shareholders are recorded as non controlling interests in the consolidated financial statements. Details of changes in the non controlling interests are reflected in the consolidated statements of stockholders' deficit.

Reclassification

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's consolidated financial statements.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

4.  Convertible Notes Payable – Bridge Loans

In August of 2009 Ceelox Private entered into a convertible note subscription agreement with certain accredited investors.  The offering was for $1.5 million in convertible notes and common stock purchase warrants.

The notes are due and payable upon the earlier of:

1.	Two years from the date of issuance
2.
The date of completion, by Ceelox Private, of a transaction pursuant to which it becomes a majority-owned subsidiary of a publicly-traded company along with a simultaneous financing in the minimum amount of $1,500,000 (for purposes hereof this shall be referred to as a "Reverse Merger"), or

3.
The date on which Ceelox Private is acquired in a non-Reverse Merger transaction whereby a non-affiliated third-party acquires 50% or more of Ceelox Private's capital stock ("Third-Party Acquisition").

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

On January 24, 2012, CIP, the Company's majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP's agreement to forgive all debt (other than an aggregate of $118,927 which shall remain due and owing to CIP) in exchange for the Company's issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, $156,352 of the convertible notes payable – bridge loans were converted.

During the years ended December 31, 2013 and 2012, the Company recorded amortization of discounts in the amount of $0 and $538 related to unconverted instruments, respectively. As of December 31, 2013 and 2012, the carrying amounts of convertible bridge notes were $200,656 and $188,489, respectively. As of December 31, 2013, the convertible notes payable – bridge loans are considered in default.

On August 6, 2012 in a complaint filed in Johnson County Kansas, Ceelox was found in default in re-payment of the notes plus interest for three note holders in the total amount of $100,000.  The Company does not currently have sufficient funds to repay the notes.

5.   Notes Payable and Advances from Related Parties

On September 30, 2011, Ceelox received advances from a related party in the amount of $78,086. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related to various consulting agreements. The outstanding balance of these advances as of December 31, 2013 and 2012 amounted to $44,980 and $44,732, respectively. The outstanding balances included accrued interest of $559 and $311 as of December 31, 2013 and 2012, respectively. Interest expense for the years ended December 31, 2013 and 2012 amounted to $248 and $248, respectively.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

5.  Notes Payable and Advances from Related Parties (continued)

On December 31, 2011, Ceelox received additional advances from a related party in the amount of $73,947. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related to various consulting agreements. The outstanding balance of these advances as of December 31, 2013 and 2012 amounted to $74,774 and $74,361, respectively. The outstanding balances included accrued interest of $826 and $413 as of December 31, 2013 and 2012, respectively. Interest expense for the years ended December 31, 2013 and 2012 amounted to $413 and $412, respectively.

On May 18, 2012, the Company sold a $125,000 convertible promissory note ("Note") to a related party.  In connection with the sale of the Note the Company also issued the investor a warrant to purchase shares of the Company's common stock ("Warrant").  The Note was due and payable on November 18, 2012 and bears interest at a rate of 13% per annum, all of which shall be paid on the maturity date.  The Company may prepay the Note and accrued interest in whole or in part at any time prior to the maturity date without penalty.  An event of default shall occur in the event the Company fails to make the principal and interest payment to the investor on or prior to the maturity date.  The Warrant issued to the investor allows the investor to acquire up to 250,000 shares of the Company's common stock at a price of $0.10 per share for a period of five years from the date of issuance of the warrant.  We have evaluated the terms and conditions of the warrants under the guidance of ASC 815, Derivatives and Hedging and determined that they achieved equity classification.  The warrants did not contain any terms or feature that would preclude equity classification.

The purchase price allocation for the convertible notes resulted in a debt discount of $4,950. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. As of September 30, 2013 the debt discount has been fully amortized. The purchase price allocation is as follows:

Inception
Net proceeds	$125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Between August 8, 2012 and October 22, 2013, the Company received advances aggregating $611,489 from the same related party that purchased the $125,000 Note. These advances are subject to an interest rate of 13% per annum and are payable on demand. As of December 31, 2013 and 2012, the outstanding balance of the related party note and subsequent advances equaled $835,528 and $445,525, respectively. The outstanding balances included accrued interest of $98,679 and $12,067 as of December 31, 2013 and 2012, respectively. For the years ended December 31, 2013 and 2012, the Company recorded $86,612 and $12,067, respectively, in interest expense related to the related party note and subsequent advances.

The aggregate outstanding balance of all the notes payable and related party advances issued from September 30, 2011 through October 22, 2013 amounted to$955,282 and $564,618 as of December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, the related parties have not required repayment of these notes and advances. The related parties have agreed that the balances will either be paid back or converted into common stock upon completion of a financial raise that the Company is currently seeking.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

6.   Secured Convertible Note Financing

As reported in the Company's Form 8-K filed with the SEC on February 22, 2012: On February 16, 2012 the Company entered into a securities purchase agreement with one investor for the purchase and sale of a convertible promissory note ("Note") in the principal amount of $187,500 and a warrant to purchase shares of the Company's common stock. The number of warrant shares exercisable is equal to the number of shares equal to 20% of the quotient obtained by dividing (i) the principal amount of the Note ($187,500) by (ii) the Conversion Price of the Company's common stock. Additionally, the Company entered into a security agreement with the investor whereby the Company's obligation to repay the Note is secured by all of the Company's assets.

After the payment of fees, expenses and the prepayment of interest, the Company received net proceeds of $104,625.

Pursuant to the terms of the Note, the maturity date of the Note was February 16, 2013 ("Maturity Date") and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the "Offering Price") if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of December 31, 2013, this note is in default. However, the Company is making progress in negotiations with a third party to secure financing, targeting second quarter of 2014, in which part of the use of the proceeds will be used to repay the Note.

The Company issued a five year warrant to the investor pursuant to which the investor shall have the right to acquire additional shares of the Company's common stock. The number of shares of common stock issuable upon exercise of the warrant shall be determined by dividing the principal amount of the Note by the Conversion Price (as defined above pursuant to the Note) multiplied by twenty percent (20%).

Accounting for the Secured Convertible Notes

We have evaluated the terms and conditions of the secured convertible note and warrants under the guidance of ASC 815, Derivatives and Hedging. Both the embedded conversion feature and detachable warrants have a variable conversion price, which precludes these instruments from being indexed to the Company's own stock. As a result, both the embedded conversion feature and warrants require classification as liabilities.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

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

For the years ended December 31, 2013 and 2012, the Company recorded interest expense related to the amortization of debt discount in the amount of $100,466 and $87,034, respectively. The carrying value of the secured convertible note as of December 31, 2013 and 2012 was $187,500 and $87,034, respectively.

7.   Derivative Financial Instruments

The components of warrant derivative liability as reflected in the consolidated balance sheets as of December 31, 2013 and 2012 are as follows:

	December 31, 2013		December 31, 2012
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000		$3,125,000	$2,488
Warrant derivative liability	625,000	1,875	625,000	6,212
	3,750,000	$1,875	3,750,000	$8,700

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

7.   Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the years ended December 31, 2013 and 2012:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Year Ended December 31, 2013	Year Ended December 31, 2012
Embedded conversion feature	$2,488	$249,364
Warrant derivative liability	4,337	49,158
		298,522

Day-one derivative loss		(119,722)

Total derivative gain (loss)	$6,825	$178,800

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

8.   Fair Value Considerations (continued)

The following table presents information about the Company's liabilities measured at fair value as of December 31, 2013 and 2012:
	Financial Measurements Using
December 31, 2013	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant derivative liabilities	$	$	$1,875	$1,875
Embedded conversion feature
	$	$	$1,875	$1,875

December 31, 2012
LIABILITIES
Warrant derivative liabilities	$	$	$6,212	$6,212
Embedded conversion feature			2,488	2,488
	$	$	$8,700	$8,700

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

Significant assumptions in valuing the warrant liability were as follows as of December 31, 2013:

Warrants
Exercise price	$0.06
Volatility	284.96%
Equivalent term (years)	3.13
Risk-free interest rate	0.78%

Significant assumptions in valuing the embedded conversion feature ("ECF") and warrant liability were as follows as of December 31, 2012:

	ECF	Warrants
Exercise price	$0.06	$0.06
Volatility	338.16%	309.62%
Equivalent term (years)	0.13	4.13
Risk-free interest rate	0.05%	0.62%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

8.   Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:
	2013	2012
Balance as of January 1	$(8,700)	$
Total gains or losses (realized or unrealized):
Included in earnings	6,825		298,522
Embedded conversion feature issuances			(251,852)
Warrant issuances			(55,370)
Balance as of December 31	$(1,875)		$(8,700)

9.   Equity Activity

Warrants: The following table summarizes the activity related to warrants for the period from January 1, 2012 through December 31, 2013:
	Warrants	WAVG Strike Price
January 1, 2012	6,254,783	3.23
Granted	875,000	0.32
Exercised
Cancelled or expired
December 31, 2012	7,129,783	3.27
Granted
Exercised
Cancelled or expired	(66,667)	0.83
December 31, 2013	7,063,116	2.90
Exercisable at December 31, 2013	7,063,116	2.90

The warrants expire at various dates ranging from August 21, 2014 through May 18, 2017 and have an average exercise price of $0.15.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

9.   Equity Activity (continued)

On March 29, 2012, the company entered into an agreement with a firm to provide general financial advisory and M&A advisory services to the Company. The terms of the engagement, which is modified from the original agreement signed on December 1, 2011, are for a term of six (6) months which will commence on the closing of the current Ceelox agreement. The firm will serve as the Company's non-exclusive financial advisor and to provide agreed upon general financial advisory and investment banking advisor services. As consideration for these services, the Company has agreed to compensate the firm as follows: (a) Sixty thousand dollars ($60,000) in the form of six (6) consecutive monthly payments of $10,000; (b) In the event that the firm identifies, negotiates, and acts as an advisor on a M&A assignment. Ceelox agrees to pay the greater of $75,000 or a fee equal to 5% of the first $5 million of Consideration paid, plus 3% of the second $5 million of Consideration paid, plus 1% of the Consideration paid thereafter (on any Acquirer or Acquiree Transaction) for any merger, asset sale, stock swap, or any transaction or combination other than the ordinary course of business, whereby, directly or indirectly, control of or an asset is transferred for any Consideration (defined below) including, without limitation, cash and/or non-cash consideration. Payment will be due upon closing of the transaction.

Stock Option Plans

As of January 1, 2010 Ceelox Private had one stock option plan under which grants were outstanding. Grants under the stock option plan typically had a requisite service period of 36 months, straight-line or graded vesting schedules and expired not more than ten years from date of grant. The Plan was approved by the Ceelox Private board on January 2, 2007.

On February 12, 2010, at the time of the reverse merger, the Company adopted the 2010 Stock Option Plan (the "Plan") providing for stock-based incentive compensation to eligible employees, executive officers and non-employee directors and consultants. Grants under the Plan typically have a requisite service period of 36 months, straight-line or graded vesting schedules and expire not more than ten years from date of grant.

As of December 31, 2013, 3,957,778 shares of the 6,000,000 shares approved under the Company's Plan remain available for grant.

During the years ended December 31, 2013 and 2012, there were no options issued under the plan.

The number of options outstanding for the years ended December 31, 2013 and 2012 was 2,181,111 and 2,181,111, respectively.

Officer Compensation

On October 3, 2013, the Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to an officer. The stock was granted for past services and was valued at $0.01 per share. The $50,000 in stock-compensation expense is recorded in income statement under general and administrative expenses.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

11. Mergers and Acquisitions

As announced on Form 8-K filed with the SEC on October 31, 2012, on October 25, 2012, the Company entered into an asset purchase agreement ("Agreement") with Send Global Corporation, a Michigan corporation ("Send Global"), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global ("Parent," and together with Send Global, the "Sellers," and each a "Seller"). The Company has agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) either the additional payment of Five Hundred thousand dollars ($500,000) or the issuance of twelve million (12,000,000) shares of the Company's common stock ("Common Stock Consideration"). On April 25, 2013, the Company and Send Global agreed to extend the closing date from April 25, 2013 to May 25, 2013. Since the passage of May 25th date, the transaction has expired and no additional discussions ensued.  For the years ended December 31, 2013 and 2012, financing fees incurred on the expired acquisition agreement amounted to $125,000 and $125,000, respectively.

As announced on Form 8-K filed with the SEC on December 3, 2012, on November 27, 2012, the Company entered into an asset purchase agreement ("Agreement" or "Asset Sale") with AllCom, a Nevada corporation ("AllCom" or "Seller"). The Company has agreed to purchase all of the assets ("Purchased Assets") of AllCom ("Acquisition") in exchange for the issuance of that number of shares of Common Stock such that, following such issuance, the Seller shall own forty-eight percent (48%) of all the issued and outstanding shares of Common Stock of the Company as of the closing date of the Acquisition, (the "Closing Purchase Price"). On March 28, 2013, the Company and AllCom agreed to extend the termination date of the agreement to April 30, 2013. Since the passage of April 30th date, the transaction has expired and no additional discussions ensued.

12. Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
Benefit at federal and statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Effective tax rate	0%	0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2013	2012
Net operating loss carry-forward	$7,597,000	$7,360,000
Property and equipment
Compensation arising from share-based payment	378,000	378,000
Amortization of intangible assets
Valuation allowance	(7,975,000)	(7,738,000)
Net deferred tax assets (liabilities)	$-	$-

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

12. Income Taxes (continued)

As of December 31, 2013, we have $22,344,000 in net operating loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.  The net operating loss carry forwards expire through 2033.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of December 31, 2013, the Company's most recently filed income tax return dates are as of December 31, 2012, and generally three years of income tax returns commencing with that date are subject to audit by these authorities.  Our estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740, Income Taxes.  ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The Company's policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and tax position taken or expected to be taken on the tax return.  Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC 740.

13. Subsequent Events

Between January 1, 2014 and May 15, 2014, the Company received additional advances of $151,000 from related parties.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.       CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures
Based on management's evaluation (with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO")), as of the end of the period covered by this report, each of Mark Grannell, our CEO, and William Moore, our CFO, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")), are not effective to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.
Evaluation of Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management's Report on Internal Control Over Financial Reporting
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
Management assessed our internal control over financial reporting as of December 31, 2013, the end of our fiscal year. Management based its assessment on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management's assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment.
Based on our assessment, management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as of the end of the fiscal year. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements.  Additionally, a material weakness exists as of December 31, 2013, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions. We reviewed the results of management's assessment with our Board of Directors.

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

Mark Grannell became our Chief Executive Officer on September 15, 2011 and our Chief Operating Officer on February 12, 2010, in connection with our acquisition of Ceelox Private.  Mr. Grannell joined Ceelox Private during the second quarter of 2008 as Chief Operating Officer bringing over 20 years engineering and management experience with Motorola, Sprint, Level 3, and SiriCOMM  His career includes satellite, wireline and wireless telecommunication, data and voice design and engineering; business development; sales and executive-level management.  Prior to joining Ceelox Private, Mr. Grannell's career began at Motorola as a system engineer working on satellites. He then spent over twelve years, from 1989 to 2000, at Sprint where he enjoyed a steady progression of management responsibilities.  Past duties at Sprint include direct responsibility over a $180M annual budget for national wireless network deployment including hardware and software design and a staff exceeding 250 people.  After leaving Sprint, Mr. Grannell worked at Level 3 from 2002 to 2007 performing business development and sales functions.  In January 2007, Mr. Grannell left Level 3 to become President and CEO of SiriCOMM, Inc.  During the next 14 months Mr. Grannell oversaw network redesign and development of new network operations software resulting in 30% maintenance reduction and 60% data throughput performance improvement.  SiriCOMM filed for U.S. federal bankruptcy protection in December 2007. Mr. Grannell earned his Bachelor of Science degree in Electrical Engineering from Kansas State University and his MS Electrical Engineering from the University of Missouri.  He is an elected member of the Gardner/Edgerton Board of Education.

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

ITEM 11.        EXECUTIVE COMPENSATION

Executive Compensation

The following table sets forth information concerning all compensation paid to the Company's Executive Officers for services to the Company in all capacities for each of the two years ended December 31 indicated below.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year Ended December 31,	Salary(1)	Bonus	Other Annual Compensation	Number of Securities Underlying Options and Warrants (2)
Mark Grannell Chief Executive Officer, Chief Operating Officer	2013	$150,000	--	--	5,000,000

	2012	$150,000	--	--	--

William P. Moore Chief Financial Officer and Secretary	2013	--

	2012	--

Note 1: Mr. Grannell's salary for 2013 was $150,000. However, as of December 31, 2013 only $50,000 had been paid and $100,000 was accrued.

Note 2: On October 3, 2013, the Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to an officer.

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

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table presents information regarding the beneficial ownership of our common stock as of April 15, 2014, with respect to:

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

The information presented in this table is based on 38,647,556 shares of common stock of Ceelox, Inc. issued and outstanding on May 9, 2014. Unless otherwise indicated, the address of each of the executive officers, directors and 5% or more stockholders named below is Ceelox, Inc., 10801 Mastin, Suite 920 Overland Park, Kansas 66210.

	Common Stock
Name of Beneficial Owner	Beneficially Owned	Percentage of Common Stock
Executive Officers and Directors:
William P. Moore III Revocable Trust & CIP, LLC(1)	26,696,365	69.6%

Mark L. Grannell(2)	5,805,308	N/A

All officers and directors as a group	27,501,673	71.7%
Other Stockholders with 5% or more of our common stock:
Endeavor Group, LLC(3)	2,650,000	6.9%
Philip E. Tearney	4,000,000	10.4%

(1)
All shares included herein are held through this individual's ownership interest in CIP, LLC.  Mr. Moore is the Sole Trustee of the William P. Moore, III Revocable Trust and controls the Trust's shares.

(2)	Includes 805,308 shares of common stock issuable upon the exercise of currently vested options and warrants.
(3)	Located at 25 Burritts Court South Westport, CT 06880

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Director Independence

As of December 31, 2013, none of our directors qualify as "independent" in accordance with Rule 10A-3 of the Exchange Act.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES

Rothstein Kass & Company, P.C. ("Rothstein Kass") was the Company's independent certified public accountants from 2009 through May 9, 2014. On May 5, 2014, the Company's Board of Directors approved the engagement of Spectra Financial Services, LLC as the Company's principal independent certified public accountants to audit the Company's consolidated financial statements for 2013. The below fees relate to fees from Rothstein Kass. No fees were billed in 2013 from Spectra Financials Services, LLC.

The following table sets forth the fees by our independent registered public accounting firms for each of the last two fiscal years:
Fee Category	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit fees	$65,000	$62,250
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit Fees. Consists of fees billed for professional services rendered for the audit of our financial statements and review of our interim consolidated financial statements included in quarterly reports and services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit-Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit fees." These services include employee benefit plan audits, accounting consultations in connection with acquisitions, attest services that are not required by statute or regulation, and consultations concerning financial accounting and reporting standards.

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December  31, 2013 and 2012, our board of directors pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board of directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full time, permanent employees was 0%.

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

Signature	Title	Date

/s/ Mark Grannell Mark Grannell	Chief Executive Officer, and Director (Principal Executive)	May 15, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L Grannell Mark Grannell	Chief Executive Officer, and Director (Principal Executive and Secretary)	May 15, 2014

/s/William P. Moore William P. Moore	Chairman of the Board and Acting Chief Financial Officer	May 15, 2014

EXHIBIT INDEX

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009