Form 10-Q
period 2014-05-19
Ceelox Inc.
filed 2014-05-20
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-1421766

CEELOX, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

10801 Mastin, Suite 920, Bldg # 8, Overland Park, Kansas 66210
 (Address of principal executive offices, including zip code.)

(913) 884-3705
(Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES ☒   NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☐   NO ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer, "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐   NO ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,647,556 as of May 20, 2014.

ITEM 1.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
March 31, 2014

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	Unaudited
ASSETS
Current assets:
Cash	$113	$2,201
Prepaids and other current assets	7,540	7,333
Total current assets	$7,653	$9,534

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$611,770	$597,332
Notes payable and advances from related parties	1,010,717	955,282
Convertible note - bridge loan	203,656	200,656
Secured convertible note - in default	187,500	187,500
Derivative liabilities	9,875	1,875
Total current liabilities	2,023,518	1,942,645

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares;38,647,556 and 38,647,556 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	387	387
Additional paid-in capital	25,350,255	25,350,255
Accumulated deficit	(26,966,788)	(26,886,900)
Controlling Interest	(1,616,146)	(1,536,258)
Non controlling interests	(399,719)	(396,853)
Total stockholders' deficit	(2,015,865)	(1,933,111)
Total liabilities and stockholders' deficit	$7,653	$9,534

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2014		2013

Revenue	$		$

Operating costs and expenses:
Marketing, general and administrative		47,319		194,342
Total costs and expenses		47,319		194,342

Operating loss		(47,319)		(194,342)

Other income (expenses):
Interest and amortization of financing fees		(27,435)		(123,205)
Derivative income (expense)		(8,000)		(3,704)
Other income				3,021
Total other income (expenses)		(35,435)		(123,888)

Net loss		(82,754)		(318,230)

Net loss attributable to non-controlling interest		2,866		11,020

Net loss attributable to common stockholders		$(79,888)		$(307,210)

Basic and diluted loss per share		$(0.00)		$(0.01)

Weighted average shares basic and diluted		38,647,556		38,638,667

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Three Months Ended
	March 31,
	2014		2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:		$(82,754)		$(318,230)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount				100,468
Derivative expense		8,000		3,704
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets		(205)		10,585
Accounts payable and accrued liabilities		41,871		16,146
NET CASH USED IN OPERATING ACTIVITIES		(33,088)		(187,327)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable and advances from related parties		31,000		183,500
NET CASH PROVIDED BY FINANCING ACTIVITIES		31,000		183,500

NET DECREASE IN CASH		(2,088)		(3,827)
CASH:
Beginning of period		2,201		4,718
End of period		$113		$891

Supplemental disclosure of non-cash investing and financing activities:

Cash paid for interest	$		$
Cash paid for taxes	$		$

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

2.	Going Concern and Management's Plans

During the three months ended March 31, 2014, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at March 31, 2014 and December 31, 2013, the Company had $113 and $2,201 in cash, respectively, and $2,015,865 and $1,933,111 in negative working capital, respectively.  For the three months ended March 31, 2014 and 2013, the Company had a net loss of $82,754 and $318,230, respectively, and utilized $33,088 and $187,327, respectively, in cash from operations.  The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

3.	Basis of Presentation and Selected Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes in the Company's Form 10-K for the year ended December 31, 2013.

The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

   Principles of Consolidation

The condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and in accordance with the SEC's accounting rules under Regulation S-X. All material inter-company accounts and transactions have been eliminated in consolidation.

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

Computation of Earning (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,620,653 and 12,672,299 of potentially dilutive options, warrants and convertible debt instruments at March 31, 2014 and 2013 respectively.

	For The Three Months Ended March 31,
	2014	2013
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,063,116	7,129,783
Potentially dilutive convertible instruments	3,376,426	3,361,405
	12,620,653	12,672,299

Reclassifications
Certain reclassifications have been made to conform to the current year presentation.

Recently Issued Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company's consolidated financial statements.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

4.	Convertible Notes Payable - Bridge Loans

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

On January 24, 2012, CIP, the Company's majority shareholder executed a majority shareholder written consent authorizing Ceelox Sub to deliver all of the Collateral to CIP on January 27, 2012 in exchange for CIP's agreement to forgive all debt (other than an aggregate of $118,927 which shall remain due and owing to CIP) in exchange for the Company's issuance of 24,000,000 shares of its common stock. In this agreement, Ceelox converted approximately $9,460,000 in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP. As a result, $156,352 of the convertible notes payable - bridge loans were converted.

As of March 31, 2014 and December 31, 2013, the carrying amounts of convertible bridge notes, including accrued interest were $203,656 and $200,656, respectively. As of March 31, 2014, the convertible notes payable - bridge loans are considered in default.

On August 6, 2012 in a complaint filed in Johnson County Kansas, Ceelox was found in default in re-payment of the notes plus interest for three note holders in the total amount of $100,000.  The Company does not currently have sufficient funds to repay the notes.

5.	Notes Payable and Advances from Related Parties

On September 30, 2011, Ceelox received advances from a related party in the amount of $78,086. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related to various consulting agreements. The outstanding balance of these advances as of March 31, 2014 and December 31, 2013 amounted to $45,041 and $44,980, respectively. The outstanding balances included accrued interest of $620 and $559 as of March 31, 2014 and December 31, 2013, respectively. Interest expense for the three months ended March 31, 2014 and 2013 amounted to $61 and $61, respectively.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.	Notes Payable and Advances from Related Parties (continued)

On December 31, 2011, Ceelox received additional advances from a related party in the amount of $73,947. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related for various consulting agreements. The outstanding balance of these advances as of March 31, 2014 and December 31, 2013 amounted to $74,874 and $74,774, respectively. The outstanding balances included accrued interest of $926 and $826 as of March 31, 2014 and December 31, 2013, respectively. Interest expense for the three months ended March 31, 2014 and 2013 amounted to $102 and $102, respectively.

On May 18, 2012, the Company sold a $125,000 convertible promissory note ("Note") to a related party.  In connection with the sale of the Note the Company also issued to the related party a warrant to purchase shares of the Company's common stock ("Warrant").  The Note was due and payable on November 18, 2012 and bears interest at a rate of 13% per annum, all of which shall be paid on the maturity date.  The Company may prepay the Note and accrued interest in whole or in part at any time prior to the maturity date without penalty.  An event of default shall occur in the event the Company fails to make the principal and interest payment to the related party on or prior to the maturity date.  The Warrant issued to the related party allows the related party to acquire up to 250,000 shares of the Company's common stock at a price of $0.10 per share for a period of five years from the date of issuance of the warrant.  We have evaluated the terms and conditions of the warrants under the guidance of ASC 815, Derivatives and Hedging and determined that they achieved equity classification.  The warrants did not contain any terms or feature that would preclude equity classification.

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

Between August 8, 2012 and January 31, 2014, the Company received advances aggregating $642,489 from the same related party that purchased the $125,000 Note. These advances are subject to an interest rate of 13% per annum and are payable on demand. As of March 31, 2014 and December 31, 2013, the outstanding balance of the related party note and subsequent advances equaled $890,800 and $835,528, respectively. The outstanding balances included accrued interest of $122,951 and $98,679 as of March 31, 2014 and December 31, 2013, respectively. For the three months ended March 31, 2014 and 2013, the Company recorded $24,272 and $15,752, respectively in interest expense related to the related party note and subsequent advances.

The aggregate outstanding balance of all the notes payable and related party advances issued from September 30, 2011 through January 31, 2014 amounted to$1,010,717 and $955,282 as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014 and December 31, 2013, the related parties have not required repayment of these notes and advances. The related parties have agreed that the balances will either be paid back or converted into common stock upon completion of a financial raise that the Company is currently seeking.

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

Pursuant to the terms of the Note, the maturity date of the Note was February 16, 2013 ("Maturity Date") and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the "Offering Price") if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of March 31, 2014, this note is in default. However, the Company is  in negotiations with a third party to secure financing and has targeted the quarter ended June 30, 2014 to repay the Note provided a financing is consummated..

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

For the three months ended March 31, 2014 and 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $0 and $100,466, respectively. The carrying value of the secured convertible note as of March 31, 2014 and December 31, 2013 was $187,500 and $187,500, respectively.

7.	Derivative Financial Instruments

The components of warrant derivative liability as reflected in the consolidated balance sheets as of March 31, 2014 and December 31, 2013 are as follows:

	March 31, 2014		December 31, 2013
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000	$	3,125,000	$
Warrant derivative liability	625,000	9,875	625,000		1,875
	3,750,000	$9,875	3,750,000		$1,875

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.	Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended March 31, 2014 and 2013:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended March 31, 2014		Three Months Ended March 31, 2013
Embedded conversion feature	$		$2,488
Warrant derivative liability		8,000	(6,192)

Total derivative gain (loss)		$8,000	$(3,704)

8.	Fair Value Considerations

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.	Fair Value Considerations (continued)

The following table presents information about the Company's liabilities measured at fair value as of March 31, 2014 and December 31, 2013:

	Financial Measurements Using
March 31, 2014	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$	$	$9,875	$9,875
Embedded conversion feature
	$	$	$9,875	$9,875

December 31, 2013
Liabilities
Warrant derivative liabilities	$	$	$1,875	$1,875
Embedded conversion feature
	$	$	$1,875	$1,875

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

Significant assumptions in valuing the warrant liability were as follows as of March 31, 2014:

Warrants
Exercise price	$0.06
Volatility	312.96%
Equivalent term (years)	2.88
Risk-free interest rate	0.44%

Significant assumptions in valuing the warrant liability were as follows as of December 31, 2013:

Warrants
Exercise price	$0.06
Volatility	284.96%
Equivalent term (years)	3.13
Risk-free interest rate	0.78%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.	Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	2014	2013
Balance as of January 1	$(1,875)	$(8,700)
Total gains or losses (realized or unrealized):
Included in earnings	(8,000)	(3,704)
Balance as of March 31	$(9,875)	$(12,404)

9.	Equity Activitiy

Warrants:

The Company had outstanding warrants at March 31, 2014 and December 31, 2013 totaling 7,063,116. The warrants expire at various dates ranging from August 21, 2014 through May 18, 2017 and have an average exercise price of $0.15.

On February 21, 2012, the Company entered into an agreement with a firm for non-exclusive investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 400,000 restricted common shares, payable in four equal quarterly installments beginning on the date of execution of this Agreement, (ii) fees associated with the raising of capital of 10% cash and 10% in warrants on equity-linked capital raised (i.e., common equity, preferred equity, convertible debt, debt with warrants), and 3% cash and no warrants on straight debt capital raised and (iii) fees associated with merger and acquisitions of 5% of the consideration up to $5 million, 3% of the consideration between $5-10 million, and 1% of consideration above $10 million. At the Company's discretion, $5,000 may be paid in lieu of the restricted shares as quarterly compensation. The warrants will be struck at a 20% premium to the valuation of the  financing event,  a five-year expiration, and  a cashless exercise feature. The term of the agreement is 12 months and can be terminated upon 10 days written notice without cause by either the Company or the firm at any time before the Expiration Date. On May 4, 2012, the Company issued 100,000 shares of common stock to an investing banking group in accordance with the terms of the agreement. On January 9, 2013, as consideration for these services, pursuant to the Agreement, the Company issued the final installment of 100,000 shares of common stock to an investing banking group.

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

As of March 31, 2014, 3,957,778 shares of the 6,000,000 shares approved under the Company's Plan remain available for grant.

During the periods ended March 31, 2014 and December 31, 2013, there were no options issued under the plan.

The number of options outstanding for periods ended March 31, 2014 and December 31, 2013 was 2,181,111 and 2,181,111, respectively.

Officer Compensation

On October 3, 2013, the Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to an officer. The stock was granted for past services and was valued at $0.01 per share. In the quarterly period ended December 31, 2013, the stock-compensation expense of $50,000 is recorded in the statement of operations under general and administrative expenses.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10.	Mergers and Acquisitions

 On October 25, 2012, the Company entered into an asset purchase agreement ("Agreement") with Send Global Corporation, a Michigan corporation ("Send Global"), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global ("Parent," and together with Send Global, the "Sellers," and each a "Seller"). The Company s agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) either the additional payment of Five Hundred thousand dollars ($500,000) or the issuance of twelve million (12,000,000) shares of the Company's common stock ("Common Stock Consideration"). On April 25, 2013, the Company and Send Global agreed to extend the closing date from April 25, 2013 to May 25, 2013. Since the passage of May 25th date, the transaction has expired and no additional discussions ensued. For the year ended December 31, 2013 and 2012, financing fees incurred on this acquisition agreement amounted to $125,000 in each year.

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

Both transactions have expired and no additional discussions ensued.  The Company has turned their attention to the business plan and product set defined in Footnote 1.

11.	Subsequent Events

No events occurred subsequent to March 31, 2014 that would require adjustment to the accompanying financial statements or footnotes other than those disclosed in the notes above and the event listed below

Between April 1, 2014 and May 20, 2014, the Company received additional advances of $150,000 from related parties.

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

On October 25, 2012, the Company entered into an asset purchase agreement ("Agreement") with Send Global Corporation, a Michigan corporation ("Send Global"), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global ("Parent," and together with Send Global, the "Sellers," and each a "Seller"). The Company has agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) either the additional payment of Five Hundred thousand dollars ($500,000) or the issuance of twelve million (12,000,000) shares of the Company's common stock ("Common Stock Consideration"). On April 25, 2013, the Company and Send Global agreed to extend the closing date from April 25, 2013 to May 25, 2013. Since the passage of May 25th date, the transaction has expired and no additional discussions ensued. For the year ended December 31, 2013 and 2012, financing fees incurred on this acquisition agreement amounted to $125,000 in each year.

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

Both transactions have expired and no additional discussions ensued.  The Company has turned their attention to the business plan and product set defined in the following paragraphs.

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

The Company continues its efforts to obtain financing to achieve its business objectives. Even though the task has taken longer than anticipated, the Company remains focused on securing financing to provide needed operating funds.

Results of Operations

Net Revenue

For the three months ended March 31, 2014 and 2013 the Company had no revenues respectively.   No sales occurred in either year as a result of the Company's focus on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and administrative expenses decreased by $147,023 or 76% for the three months ended March 31, 2014 from the three months ended March 31, 2013.  In connection with our acquisition strategy, we incurred expired acquisition costs $0 and $125,000 for the three months ended March 31, 2014 and 2013, respectively.  Compensation expense is $40,731 and $ 41,817 for the three months ended March 31, 2014 and 2013.

Loss from Operations

Our operating loss for the three months ended March 31, 20143 was $47,319 compared to a loss of $194,342 for the three months ended March 31, 2013. In connection with our acquisition strategy, we incurred expired acquisition costs $0 and $125,000 for the three months ended March 31, 2014 and 2013, respectively.

Interest Expense

Interest expense and related financing fees for the three months ended March 31, 2014 was $27,435 compared to $123,205 for the three months ended March 31, 2013, a decrease of $95,770 or 78%.  Interest expense on the notes payable and advances from related parties amounted to $24,435 and $16,086 for the three months ended March 31, 2014 and 2013, respectively. Interest expense on the convertible bridge loans was $3,000 for the three months ended March 31, 2014 compared to $3,000 for the three months ended March 31, 2013.  Interest expense on the secured convertible note financing, which related the amortization of debt discount and deferred finance fees, totaled $0 for the three months ended March 31, 2014 versus $104,119 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had a working capital deficit of $2,015,865 as compared to a working capital deficit of $1,888,111 as of December 31, 2013.  In the past we have relied on sales of our equity and debt instruments to raise funds for our working capital requirements including related party advances from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $33,088 during the three months ended March 31, 2014 was primarily a result of our $82,754 net loss reconciled with our net non-cash expenses relating to derivative expense and accrued interest.  Cash used in operations of $187,327 during the three months ended March 31, 2013 was primarily a result of our $318,230 net loss reconciled with our net non-cash expenses relating to derivative expense, accrued interest, and amortization expense

Investing Activities

There were no investing activities during the three months ended March 31, 2014 and 2013, respectively.

Financing Activities

During the three months ended March 31, 2014, we generated proceeds of $31,000 from our financing activities which consisted of: proceeds from notes payable.

Seasonality Results

We do not expect to experience any seasonality in our operating results

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

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements. As of March 31, 2014 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on this 20th day of May, 2014.

CEELOX INC.
(the "Registrant")

By:	MARK L. GRANNELL
Mark L. Grannell
Chief Executive Officer and Chief Operating Officer

By:	WILLIAM P. MOORE
William P. Moore
Secretary, Treasurer and Acting Chief Financial Officer