Form 10-Q
period 2014-06-30
Ceelox Inc.
filed 2014-08-13
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

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

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if a smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,647,556 as of August 11, 2014.

PART I

ITEM 1.                  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
June 30, 2014

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2014	2013
	Unaudited
ASSETS
Current assets:
Cash	$13,067	$2,201
Prepaids and other current assets	7,272	7,333
Total current assets	$20,339	$9,534

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$562,732	$597,332
Notes payable and advances from related parties	1,188,387	955,282
Convertible note – bridge loan	206,689	200,656
Secured convertible note – in default	187,500	187,500
Derivative liabilities	6,040	1,875
Total current liabilities	2,151,348	1,942,645

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares; 38,647,556 and 38,647,556 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	387	387
Additional paid-in capital	25,350,255	25,350,255
Accumulated deficit	(27,078,044)	(26,886,900)
Controlling Interest	(1,727,402)	(1,536,258)
Non controlling interests	(403,607)	(396,853)
Total stockholders' deficit	(2,131,009)	(1,933,111)
Total liabilities and stockholders' deficit	$20,339	$9,534

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Six Months Ended				For The Three Months Ended
	June 30,				June 30,
	2014		2013		2014		2013

Revenue	$		$		$		$

Operating costs and expenses:
Marketing, general and administrative		150,596		328,025		103,277		133,683
Total costs and expenses		150,596		328,025		103,277		133,683

Operating loss		(150,596)		(328,025)		(103,277)		(133,683)

Other income (expenses):
Interest and amortization of financing fees		(58,137)		(151,649)		(30,702)		(28,444)
Derivative income (expense)		(4,165)		2,561		3,835		6,265
Other income		15,000		3,021		15,000
Total other income (expenses)		(47,302)		(146,067)		(11,867)		(22,179)

Net loss		(197,898)		(474,092)		(115,144)		(155,862)

Net loss attributable to non-controlling interest		6,754		16,036		3,888		5,016

Net loss attributable to common stockholders		$(191,144)		$(458,056)		$(111,256)		$(150,846)

Basic and diluted loss per share		$(0.00)		$(0.01)		$(0.00)		$(0.00)

Weighted average shares basic and diluted		38,647,556		38,643,136		38,647,556		38,638,667

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(197,898)	$(474,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		100,467
Derivative expense	4,165	(2,561)
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets	63	10,809
Accounts payable and accrued liabilities	23,536	117,143
NET CASH USED IN OPERATING ACTIVITIES	(170,134)	(248,234)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable and advances from related parties	181,000	248,641
NET CASH PROVIDED BY FINANCING ACTIVITIES	181,000	248,641

NET DECREASE IN CASH	10,866	407
CASH:
Beginning of period	2,201	4,718
End of period	$13,067	$5,125

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

2.        Going Concern and Management's Plans

During the six months ended June 30, 2014, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at June 30, 2014 and December 31, 2013, the Company had $13,067 and $2,201 in cash, respectively, and $2,131,009 and $1,933,111 in negative working capital, respectively.  For the six months ended June 30, 2014 and 2013, the Company had a net loss of $197,898 and $474,092, respectively, and utilized $170,134 and $248,234, respectively, in cash from operations.  For the three months ended June 30, 2014 and 2013, the Company had a net loss of $115,144 and $155,862. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The operating results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Computation of Earnings (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,624,397 and 12,676,045 of potentially dilutive options, warrants and convertible debt instruments at June 30, 2014 and 2013 respectively.

	For The Six Months Ended June 30,
	2014	2013
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	7,063,116	7,129,783
Potentially dilutive convertible instruments	3,380,170	3,365,151
	12,624,397	12,676,045

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

As of June 30, 2014 and December 31, 2013, the carrying amounts of convertible bridge notes, including accrued interest were $206,689 and $200,656, respectively. As of June 30, 2014, the convertible notes payable – bridge loans are considered in default.

On August 6, 2012 in a complaint filed in Johnson County Kansas, Ceelox was found in default in re-payment of the notes plus interest for three note holders in the total amount of $100,000.  The Company does not currently have sufficient funds to repay the notes.

5.        Notes Payable and Advances from Related Parties

On September 30, 2011, Ceelox received advances from a related party in the amount of $78,086. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related to various consulting agreements. The outstanding balance of these advances as of June 30, 2014 and December 31, 2013 amounted to $45,103 and $44,980, respectively. The outstanding balances included accrued interest of $681 and $559 as of June 30, 2014 and December 31, 2013, respectively. Interest expense for the six months ended June 30, 2014 and 2013 amounted to $123 and $123, respectively.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.        Notes Payable and Advances from Related Parties (continued)

On December 31, 2011, Ceelox received additional advances from a related party in the amount of $73,947. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related for various consulting agreements. The outstanding balance of these advances as of June 30, 2014 and December 31, 2013 amounted to $74,978 and $74,774, respectively. The outstanding balances included accrued interest of $1,030 and $826 as of June 30, 2014 and December 31, 2013, respectively. Interest expense for the six months ended June 30, 2014 and 2013 amounted to $204 and $204, respectively.

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

The purchase price allocation for the convertible notes resulted in a debt discount of $4,950. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. As of June 30, 2014 the debt discount has been fully amortized. The purchase price allocation is as follows:

Inception
Net proceeds	$125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Between August 8, 2012 and May 12, 2014, the Company received advances aggregating $792,849 from the same related party that purchased the $125,000 Note. These advances are subject to an interest rate of 13% per annum and are payable on demand. As of June 30, 2014 and December 31, 2013, the outstanding balance of the related party note and subsequent advances equaled $1,068,306 and $835,528, respectively. The outstanding balances included accrued interest of $150,456 and $98,679 as of June 30, 2014 and December 31, 2013, respectively. For the six months ended June 30, 2014 and 2013, the Company recorded $51,777 and $40,547, respectively in interest expense related to the related party note and subsequent advances.

The aggregate outstanding balance of all the notes payable and related party advances issued from September 30, 2011 through May 12, 2014 amounted to $1,188,377 and $955,282 as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014 and December 31, 2013, the related parties have not required repayment of these notes and advances. The related parties have agreed that the balances will either be paid back or converted into common stock upon completion of a financial raise that the Company is currently seeking.

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

Pursuant to the terms of the Note, the maturity date of the Note was February 16, 2013 ("Maturity Date") and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the "Offering Price") if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of June 30, 2014, the only conversion option available to the holder is $0.10 per share since a Qualified Offering did not occur on or prior to the twelve (12) month anniversary of the final Closing Date. As of June 30, 2014, this note is in default. However, the Company is in negotiations with a third party to secure financing and has targeted the quarter ended September 30, 2014 to repay the Note provided a financing is consummated.

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

For the six months ended June 30, 2014 and 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $0 and $100,467, respectively. The carrying value of the secured convertible note as of June 30, 2014 and December 31, 2013 was $187,500 and $187,500, respectively.

7.        Derivative Financial Instruments

The components of warrant derivative liability as reflected in the consolidated balance sheets as of June 30, 2014 and December 31, 2013 are as follows:

	June 30, 2014		December 31, 2013
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000		$3,125,000	$
Warrant derivative liability	625,000	6,040	625,000		1,875
	3,750,000	$6,040	3,750,000		$1,875

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.        Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the six months ended June 30, 2014 and 2013:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
Embedded conversion feature	$		$2,488
Warrant derivative liability		(4,165)	73

Total derivative gain (loss)		$(4,165)	$2,561

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended June 30, 2014 and 2013:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
Embedded conversion feature	$		$
Warrant derivative liability		3,835		6,265

Total derivative gain (loss)		$3,835		$6,265

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.        Fair Value Considerations (continued)

The following table presents information about the Company's liabilities measured at fair value as of June 30, 2014 and December 31, 2013:

	Financial Measurements Using
June 30, 2014	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$	$	$6,040	$6,040
Embedded conversion feature
	$	$	$6,040	$6,040

December 31, 2013
Liabilities
Warrant derivative liabilities	$	$	$1,875	$1,875
Embedded conversion feature
	$	$	$1,875	$1,875

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

Significant assumptions in valuing the warrant liability were as follows as of June 30, 2014:

Warrants
Exercise price	$0.06
Volatility	307.54%
Equivalent term (years)	2.64
Risk-free interest rate	0.47%

Significant assumptions in valuing the warrant liability were as follows as of December 31, 2013:

Warrants
Exercise price	$0.06
Volatility	284.96%
Equivalent term (years)	3.13
Risk-free interest rate	0.78%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.        Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	2014	2013
Balance as of January 1	$(1,875)	$(8,700)
Total gains or losses (realized or unrealized):
Included in earnings	(4,165)	(3,704)
Balance as of June 30	$(6,040)	$(12,404)

9.        Equity Activity

Warrants:

The Company had outstanding warrants at June 30, 2014 and December 31, 2013 totaling 7,063,116. The warrants expire at various dates ranging from August 21, 2014 through May 18, 2017 and have an average exercise price of $0.15.

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

As of June 30, 2014, 3,957,778 shares of the 6,000,000 shares approved under the Company's Plan remain available for grant.

During the periods ended June 30, 2014 and December 31, 2013, there were no options issued under the plan.

The number of options outstanding for periods ended June 30, 2014 and December 31, 2013 was 2,181,111 and 2,181,111, respectively.

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

11.    Subsequent Events

No events occurred subsequent to June 30, 2014 that would require adjustment to the accompanying financial statements or footnotes other than those disclosed in the notes above and the event listed below

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

Results of Operations

Six Months Ended June 30, 2014 Compared with Six Months Ended June 30, 2013

Net Revenue

For the six months ended June 30, 2014 and 2013 the Company had no revenues respectively.   No sales occurred in either period as a result of the Company's focus on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and administrative expenses decreased by $177,429 or 54% for the six months ended June 30, 2014 from the six months ended June 30, 2013.  In connection with our acquisition strategy, we incurred expired acquisition costs $0 and $125,000 for the six months ended June 30, 2014 and 2013, respectively.  Compensation expense is $81,100 and $ 81,824 for the six months ended June 30, 2014 and 2013.

Loss from Operations

Our operating loss for the six months ended June 30, 2014 was $150,596 compared to a loss of $328,025 for the six months ended June 30, 2013. In connection with our acquisition strategy, we incurred expired acquisition costs $0 and $125,000 for the six months ended June 30, 2014 and 2013, respectively.

Interest Expense

Interest expense and related financing fees for the six months ended June 30, 2014 was $58,137 compared to $151,649 for the six months ended June 30, 2013, a decrease of $93,512 or 62%.  Interest expense on the notes payable and advances from related parties amounted to $52,104 and $41,497 for the six months ended June 30, 2014 and 2013, respectively. Interest expense on the convertible bridge loans was $6,033 for the six months ended June 30, 2014 compared to $6,033 for the six months ended June 30, 2013.  Interest expense on the secured convertible note financing, which related the amortization of debt discount and deferred finance fees, totaled $0 for the six months ended June 30, 2014 versus $104,119 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, we had a working capital deficit of $2,131,009 as compared to a working capital deficit of $1,888,111 as of December 31, 2013.  In the past we have relied on sales of our equity and debt instruments to raise funds for our working capital requirements including related party advances from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $170,134 during the six months ended June 30, 2014 was primarily a result of our $197,898 net loss reconciled with our net non-cash expenses relating to derivative expense and accrued interest.  Cash used in operations of $248,234 during the six months ended June 30, 2013 was primarily a result of our $474,092 net loss reconciled with our net non-cash expenses relating to derivative expense, accrued interest, and amortization expense

Investing Activities

There were no investing activities during the six months ended June 30, 2014 and 2013, respectively.

Financing Activities

During the six months ended June 30, 2014, we generated proceeds of $181,000 from our financing activities which consisted of: proceeds from related party advances.

Seasonality Results

We do not expect to experience any seasonality in our operating results

Results of Operations

Three Months Ended June 30, 2014 Compared with Three Months Ended June 30, 2013

Net Revenue

For the three months ended June 30, 2014 and 2013 the Company had no revenues respectively.   No sales occurred in either period as a result of the Company's focus on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and administrative expenses decreased by $30,406 or 23% for the three months ended June 30, 2014 from the three months ended June 30, 2013.  In connection with our acquisition strategy, we incurred expired acquisition costs $0 and $125,000 for the three months ended June 30, 2014 and 2013, respectively.  Compensation expense is $40,369 and $ 40,369 for the three months ended June 30, 2014 and 2013.

Loss from Operations

Our operating loss for the three months ended June 30, 2014 was $103,277 compared to a loss of $133,683 for the three months ended June 30, 2013. In connection with our acquisition strategy, we incurred expired acquisition costs $0 and $125,000 for the three months ended June 30, 2014 and 2013, respectively.

Interest Expense

Interest expense and related financing fees for the three months ended June 30, 2014 was $30,702 compared to $28,444 for the three months ended June 30, 2013, an increase of $2,258 or 8%.  Interest expense on the notes payable and advances from related parties amounted to $27,669 and $25,411 for the three months ended June 30, 2014 and 2013, respectively. Interest expense on the convertible bridge loans was $3,033 for the three months ended June 30, 2014 compared to $3,033 for the three months ended June 30, 2013.

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

ITEM 4.        CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements. As of June 30, 2014 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of August, 2014.

CEELOX INC.
(the "Registrant")

By:	MARK L. GRANNELL
Mark L. Grannell
Chief Executive Officer and Chief Operating Officer

By:	WILLIAM P. MOORE
William P. Moore
Secretary, Treasurer and Chief Financial Officer