Form 10-Q
period 2014-09-30
Ceelox Inc.
filed 2014-11-18
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

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
YES [   ]     NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,647,556 as of November 17, 2014.

ITEM 1.                           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
September 30, 2014

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	Unaudited
ASSETS
Current assets:
Cash	$15,901	$2,201
Prepaids and other current assets	7,172	7,333
Total current assets	$23,073	$9,534

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$577,766	$597,332
Notes payable and advances from related parties	1,268,211	955,282
Convertible note – bridge loan	209,756	200,656
Secured convertible note – in default	187,500	187,500
Derivative liabilities	6,017	1,875
Total current liabilities	2,249,250	1,942,645

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares; 38,647,556 and 38,647,556 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	387	387
Additional paid-in capital	25,350,255	25,350,255
Accumulated deficit	(27,170,051)	(26,886,900)
Controlling Interest	(1,819,409)	(1,536,258)
Non controlling interests	(406,768)	(396,853)
Total stockholders' deficit	(2,226,177)	(1,933,111)
Total liabilities and stockholders' deficit	$23,073	$9,534

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Nine Months Ended		For The Three Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Revenue	$-	$-	$-	$-

Operating costs and expenses:
Marketing, general and administrative	211,606	390,283	61,010	62,258
Total costs and expenses	211,606	390,283	61,010	62,258

Operating loss	(211,606)	(390,283)	(61,010)	(62,258)

Other income (expenses):
Interest and amortization of financing fees	(92,318)	(177,232)	(34,181)	(25,583)
Derivative income (expense)	(4,142)	2,588	23	27
Other income	15,000	3,021	-	-
Total other income (expenses)	(81,460)	(171,623)	(34,158)	(25,556)

Net loss	(293,066)	(561,906)	(95,168)	(87,814)

Net loss attributable to non-controlling interest	9,915	18,903	3,161	2,867

Net loss attributable to common stockholders	$(283,151)	$(543,003)	$(92,007)	$(84,947)

Basic and diluted loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

Weighted average shares basic and diluted	38,647,556	38,644,626	38,647,556	38,647,556

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Nine Months Ended
	September 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(293,066)	$(561,906)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	100,466
Derivative expense	4,142	(2,588)
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets	163	10,685
Accounts payable and accrued liabilities	72,711	200,361
NET CASH USED IN OPERATING ACTIVITIES	(216,050)	(252,982)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable and advances from related parties	229,750	248,641
NET CASH PROVIDED BY FINANCING ACTIVITIES	229,750	248,641

NET DECREASE IN CASH	13,700	(4,341)
CASH:
Beginning of period	2,201	4,718
End of period	$15,901	$377

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

2.            Going Concern and Management's Plans

During the nine months ended September 30, 2014, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile, security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at September 30, 2014 and December 31, 2013, the Company had $15,901 and $2,201 in cash, respectively, and $2,226,177 and $1,933,111 in negative working capital, respectively.  For the nine months ended September 30, 2014 and 2013, the Company had a net loss of $293,066 and $561,906, respectively, and utilized $216,050 and $252,982, respectively, in cash from operations.  For the three months ended September 30, 2014 and 2013, the Company had a net loss of $95,168 and $87,814. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The operating results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year ending December 31, 2014.

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

Computation of Earnings (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,504,727 and 12,613,163 of potentially dilutive options, warrants and convertible debt instruments at September 30, 2014 and 2013 respectively.

	For The Nine Months Ended September 30,
	2014	2013
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	6,939,659	7,063,116
Potentially dilutive convertible instruments	3,383,957	3,368,936
	12,504,727	12,613,163

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

Purchasers in this offering are granted warrants to purchase that number of shares of Common Stock equal to the principal amount of their note divided by the applicable conversion price of the notes as described above and the exercise price per share shall be equal to the conversion price of the notes. Upon the Merger, 777,451 of warrants were issued under this agreement.

As of September 30, 2014 and December 31, 2013, the carrying amounts of convertible bridge notes, including accrued interest were $209,756 and $200,656, respectively. As of September 30, 2014, the convertible notes payable – bridge loans are considered in default.

On August 6, 2012 in a complaint filed in Johnson County Kansas, Ceelox was found in default in re-payment of the notes plus interest for three note holders in the total amount of $100,000.  The Company does not currently have sufficient funds to repay the notes.

5.            Notes Payable and Advances from Related Parties

On September 30, 2011, Ceelox received advances from a related party in the amount of $78,086. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related to various consulting agreements. The outstanding balance of these advances as of September 30, 2014 and December 31, 2013 amounted to $45,165 and $44,980, respectively. The outstanding balances included accrued interest of $744 and $559 as of September 30, 2014 and December 31, 2013, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 amounted to $185 and $185, respectively.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.            Notes Payable and Advances from Related Parties (continued)

On December 31, 2011, Ceelox received additional advances from a related party in the amount of $73,947. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related for various consulting agreements. The outstanding balance of these advances as of September 30, 2014 and December 31, 2013 amounted to $75,081 and $74,774, respectively. The outstanding balances included accrued interest of $1,134 and $826 as of September 30, 2014 and December 31, 2013, respectively. Interest expense for the nine months ended September 30, 2014 and 2013 amounted to $308 and $308, respectively.

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

The purchase price allocation for the convertible notes resulted in a debt discount of $4,950. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. As of September 30, 2014 the debt discount has been fully amortized. The purchase price allocation is as follows:

Inception
Net proceeds	$125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Between August 8, 2012 and August 13, 2014, the Company received advances aggregating $841,599 from the same related party that purchased the $125,000 Note. These advances are subject to an interest rate of 13% per annum and are payable on demand. As of September 30, 2014 and December 31, 2013, the outstanding balance of the related party note and subsequent advances equaled $1,147,963 and $835,528, respectively. The outstanding balances included accrued interest of $150,456 and $98,679 as of September 30, 2014 and December 31, 2013, respectively. For the nine months ended September 30, 2014 and 2013, the Company recorded $82,685 and $62,897, respectively in interest expense related to the related party note and subsequent advances.

The aggregate outstanding balance of all the notes payable and related party advances issued from September 30, 2011 through August 13, 2014 amounted to $1,268,211 and $955,282 as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014 and December 31, 2013, the related parties have not required repayment of these notes and advances. The related parties have agreed that the balances will either be paid back or converted into common stock upon completion of a financial raise that the Company is currently seeking.

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

Pursuant to the terms of the Note, the maturity date of the Note was February 16, 2013 ("Maturity Date") and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the "Offering Price") if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of September 30, 2014, the only conversion option available to the holder is $0.10 per share since a Qualified Offering did not occur on or prior to the twelve (12) month anniversary of the final Closing Date. As of September 30, 2014, this note is in default. However, the Company is in negotiations with a third party to secure financing and has targeted the quarter ended December 31, 2014 to repay the Note provided a financing is consummated.

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

For the nine months ended September 30, 2014 and 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $0 and $100,467, respectively. The carrying value of the secured convertible note as of September 30, 2014 and December 31, 2013 was $187,500 and $187,500, respectively.

7.            Derivative Financial Instruments

The components of warrant derivative liability as reflected in the consolidated balance sheets as of September 30, 2014 and December 31, 2013 are as follows:

	September 30, 2014		December 31, 2013
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000	$-	3,125,000	$-
Warrant derivative liability	625,000	6,017	625,000	1,875
	3,750,000	$6,017	3,750,000	$1,875

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.            Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the nine months ended September 30, 2014 and 2013:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
Embedded conversion feature	$		$2,488
Warrant derivative liability		(4,142)	100

Total derivative gain (loss)		$(4,142)	$2,588

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended September 30, 2014 and 2013:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended September 30, 2014		Three Months Ended September 30, 2013
Embedded conversion feature	$		$
Warrant derivative liability		23		27

Total derivative gain (loss)		$23		$27

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.            Fair Value Considerations (continued)

The following table presents information about the Company's liabilities measured at fair value as of September 30, 2014 and December 31, 2013:

	Financial Measurements Using
September 30, 2014	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$	$	$6,017	$6,017
Embedded conversion feature
	$	$	$6,017	$6,017

December 31, 2013
Liabilities
Warrant derivative liabilities	$	$	$1,875	$1,875
Embedded conversion feature
	$	$	$1,875	$1,875

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

Significant assumptions in valuing the warrant liability were as follows as of September 30, 2014:

Warrants
Exercise price	$0.06
Volatility	318.39%
Equivalent term (years)	2.38
Risk-free interest rate	0.58%

Significant assumptions in valuing the warrant liability were as follows as of December 31, 2013:

Warrants
Exercise price	$0.06
Volatility	284.96%
Equivalent term (years)	3.13
Risk-free interest rate	0.78%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.            Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	2014	2013
Balance as of January 1	$(1,875)	$(8,700)
Total gains or losses (realized or unrealized):
Included in earnings	(4,142)	2,588
Balance as of September 30	$(6,017)	$(6,112)

9.            Equity Activity

Warrants:

The Company had outstanding warrants at September 30, 2014 and December 31, 2013 totaling 6,939,659 and 7,063,116, respectively. The warrants expire at various dates ranging from October 14, 2014 through May 18, 2017 and have an average exercise price of $0.15.

On February 21, 2012, the Company entered into an agreement with a firm for non-exclusive investment banking and financial advisory services. As consideration for these services, pursuant to the Agreement, the Company agreed to issue (i) 400,000 restricted common shares, payable in four equal quarterly installments beginning on the date of execution of this Agreement, (ii) fees associated with the raising of capital of 10% cash and 10% in warrants on equity-linked capital raised (i.e., common equity, preferred equity, convertible debt, debt with warrants), and 3% cash and no warrants on straight debt capital raised and (iii) fees associated with merger and acquisitions of 5% of the consideration up to $5 million, 3% of the consideration between $5-10 million, and 1% of consideration above $10 million. At the Company's discretion, $5,000 may be paid in lieu of the restricted shares as quarterly compensation. The warrants will be struck at a 20% premium to the valuation of the financing event, a five-year expiration, and a cashless exercise feature. The term of the agreement is 12 months and can be terminated upon 10 days written notice without cause by either the Company or the firm at any time before the Expiration Date. On May 4, 2012, the Company issued 100,000 shares of common stock to an investing banking group in accordance with the terms of the agreement. On November 6, 2012, the Company issued 200,000 shares of common stock to an investing banking group in accordance with the terms of the agreement. On January 9, 2013, as consideration for these services, pursuant to the Agreement, the Company issued the final installment of 100,000 shares of common stock to an investing banking group.

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

As of September 30, 2014, 3,957,778 shares of the 6,000,000 shares approved under the Company's Plan remain available for grant.

During the periods ended September 30, 2014 and December 31, 2013, there were no options issued under the plan.

The number of options outstanding for periods ended September 30, 2014 and December 31, 2013 was 2,181,111 and 2,181,111, respectively.

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10.        Mergers and Acquisitions

On October 25, 2012, the Company entered into an asset purchase agreement ("Agreement") with Send Global Corporation, a Michigan corporation ("Send Global"), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global ("Parent," and together with Send Global, the "Sellers," and each a "Seller"). The Company s agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) either the additional payment of Five Hundred thousand dollars ($500,000) or the issuance of twelve million (12,000,000) shares of the Company's common stock ("Common Stock Consideration"). On April 25, 2013, the Company and Send Global agreed to extend the closing date from April 25, 2013 to May 25, 2013. Since the passage of May 25th date, the transaction has expired and no additional discussions ensued. For the year ended December 31, 2013 and 2012, financing fees incurred on this acquisition agreement amounted to $125,000 in each year. For the nine months ended September 30, 2014 and 2013, the financing fees were $0 and $133,975, respectively.

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

11.        Subsequent Events

A formal agreement was reached on October 31, 2014 between iTeknik Holding Corporation and the Company to terminate the asset purchase agreement.

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

On October 25, 2012, the Company entered into an asset purchase agreement ("Agreement") with Send Global Corporation, a Michigan corporation ("Send Global"), and iTeknik Holding Corporation, a Wyoming corporation and the Parent company of Send Global ("Parent," and together with Send Global, the "Sellers," and each a "Seller"). The Company has agreed to purchase substantially all of the assets of Send Global in exchange for: (i) $1,750,000 in cash, less the audit adjustment amount, if any, less the audit costs, (ii) either the additional payment of Five Hundred thousand dollars ($500,000) or the issuance of twelve million (12,000,000) shares of the Company's common stock ("Common Stock Consideration"). On April 25, 2013, the Company and Send Global agreed to extend the closing date from April 25, 2013 to May 25, 2013. Since the passage of May 25th date, the transaction has expired and no additional discussions ensued. For the year ended December 31, 2013 and 2012, financing fees incurred on this acquisition agreement amounted to $125,000 in each year. A formal termination agreement was reached on October 31, 2014.

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

Results of Operations

Nine Months Ended September 30, 2014 Compared with Nine Months Ended September 30, 2013

Net Revenue

For the nine months ended September 30, 2014 and 2013 the Company had no revenues respectively.   No sales occurred in either period as a result of the Company's focus on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and administrative expenses decreased by $178,677 or 46% for the nine months ended September 30, 2014 from the nine months ended September 30, 2013.  In connection with our acquisition strategy, we incurred expired acquisition costs $0 and $125,000 for the nine months ended September 30, 2014 and 2013, respectively.  Compensation expense is $121,468 and $ 122,192 for the nine months ended September 30, 2014 and 2013.

Loss from Operations

Our operating loss for the nine months ended September 30, 2014 was $211,606 compared to a loss of $390,283 for the nine months ended September 30, 2013. In connection with our acquisition strategy, we incurred expired acquisition costs $0 and $125,000 for the nine months ended September 30, 2014 and 2013, respectively.

Interest Expense

Interest expense and related financing fees for the nine months ended September 30, 2014 was $92,318 compared to $177,232 for the nine months ended September 30, 2013, a decrease of $84,914 or 18%.  Interest expense on the notes payable and advances from related parties amounted to $83,178 and $63,390 for the nine months ended September 30, 2014 and 2013, respectively. Interest expense on the convertible bridge loans was $9,100 for the nine months ended September 30, 2014 compared to $9,100 for the nine months ended September 30, 2013.  Interest expense on the secured convertible note financing, which related the amortization of debt discount and deferred finance fees, totaled $0 for the nine months ended September 30, 2014 versus $104,119 for the nine months ended September 30, 2013. Additional interest expense of $40 and $623 was recorded during the nine month ended September 30, 2014 and 2013, respectively. This additional interest related to penalties and finance charges.

Liquidity and Capital Resources

As of September 30, 2014, we had a working capital deficit of $2,226,177 as compared to a working capital deficit of $1,933,111 as of December 31, 2013.  In the past we have relied on sales of our equity and debt instruments to raise funds for our working capital requirements including related party advances from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan, or that if funds are available to us that they will be on acceptable terms.

Operating Activities

Cash used in operations of $216,050 during the nine months ended September 30, 2014 was primarily a result of our $293,066 net loss reconciled with our net non-cash expenses relating to derivative expense and accrued interest.  Cash used in operations of $252,982 during the nine months ended September 30, 2013 was primarily a result of our $561,906 net loss reconciled with our net non-cash expenses relating to derivative expense, accrued interest, and amortization expense

Investing Activities

There were no investing activities during the nine months ended September 30, 2014 and 2013, respectively.

Financing Activities

During the nine months ended September 30, 2014, we generated proceeds of $229,750 from our financing activities which consisted of: proceeds from related party advances.

Seasonality Results

We do not expect to experience any seasonality in our operating results

Results of Operations

Three Months Ended September 30, 2014 Compared with Three Months Ended September 30, 2013

Net Revenue

For the three months ended September 30, 2014 and 2013 the Company had no revenues respectively.   No sales occurred in either period as a result of the Company's focus on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses which consist of payroll and related benefits, consulting expenses, and administrative expenses decreased by $1,248 or 2% for the three months ended September 30, 2014 from the three months ended September 30, 2013. Compensation expense is $40,369 and $ 40,369 for the three months ended September 30, 2014 and 2013.

Loss from Operations

Our operating loss for the three months ended September 30, 2014 was $61,010 compared to a loss of $62,258 for the three months ended September 30, 2013.

Interest Expense

Interest expense and related financing fees for the three months ended September 30, 2014 was $34,181 compared to $25,583 for the three months ended September 30, 2013, an increase of $8,598 or 34%.  Interest expense on the notes payable and advances from related parties amounted to $31,074 and $22,516 for the three months ended September 30, 2014 and 2013, respectively. Interest expense on the convertible bridge loans was $3,067 for the three months ended September 30, 2014 compared to $3,067 for the three months ended September 30, 2013. Additional interest expense of $40 and $0 was recorded during the nine month ended September 30, 2014 and 2013, respectively. This additional interest related to penalties and finance charges.

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

ITEM 4.                           CONTROLS AND PROCEDURES.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements. As of September 30, 2014 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of November, 2014.

CEELOX INC.
(the "Registrant")

By:	MARK L. GRANNELL
Mark L. Grannell
Chief Executive Officer and Chief Operating Officer

By:	WILLIAM P. MOORE
William P. Moore
Secretary, Treasurer and Chief Financial Officer