Form 10-K
period 2014-12-31
Ceelox Inc.
filed 2015-04-14
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒      ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014

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

Large accelerated filer ☐          Accelerated filer  ☐         Non-accelerated filer ☐          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐         No ☒   

The aggregate market value of the issuer's voting and non-voting common equity held by non-affiliates (26,696,365 shares) was approximately $266,964, based on the last sale price of the issuer's common stock of $0.01 for such common equity on April 13, 2015. As of April 13, 2015, there were outstanding [43,647,556] shares of the issuer's Common Stock, par value $0.00001.

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

CEELOX, INC. and SUBSIDIARY

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

PART I
Item 1.       Description of Business.

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

The Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc., a Nevada Corporation, on September 30, 2010. We have invested over $12 million in the operations of the Company including research and development, product development and marketing of our products.

On January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding cloud platform services, which provide a launching vehicle for products that could include: virtual credit card, social networking, gaming, hosted voice services, and mobile applications.  Throughout the Company's history, there has been a focus on authentication and identity security.  This history has led the Company to focus on Cloud services.  As such, the Company continues dialog with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Product Focus

Our business plan defines the focus of the company to work towards development or acquisition of an Internet based Cloud platform.  This platform will become the foundation to launch a variety of services which can range from voice over internet protocol (VOIP) products, to online gaming, to financial services.  The value of the approach is that the platform can be used to offer products directly to end users,such as  B2C, B2B, or can be white labeled for 3rd party providers such as  B2B2C.

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

Solution.  Our solution will provide a proprietary private label portal/navigation platform accesses computing, communications, and content/applications service offerings that disruptively reduce IT costs, improve agility, and reduce risks for the SMB; and, also dramatically improve margins and customer stickiness for ITSP/MSP's.

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

SECURE MOBILE PHONE

Overview.  A vast number of consumers (9 of 10) use their mobile phone to conduct business online, chat, share pictures, send and receive corporate email. As a result, they are at high risk of theft and exposing personal and sensitive business information.  To further expand the opportunity, the Wireless Telecom Market is a commodity market and Carriers are searching for add-on revenue sources.  Through the introduction of a biometric on a phone coupled with Ceelox authentication software, a solution for both of these opportunities is provided enabling a new platform for revenue growth, including secure mobile commerce.

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

Implementation

A result of the continued focus on our business plan, Ceelox has been performing due diligence with several acquisition targets whose products and services align with the product set defined herein.  Ceelox is currently in the process of negotiating the final terms to acquire the assets of a cloud based company.  In addition, Ceelox is working to raise capital to sustain the company during the acquisition and final product development leading to market launch.  Our goal is to complete the raise of capital and asset acquisition during the second quarter of 2015.

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

Item 1A.    Risk Factors.

RISKS RELATING TO OUR BUSINESS

We have a history of losses and may not be profitable in the future.

We have incurred substantial losses and had negative cash flow in operating activities for the last two fiscal years and for the years ended December 31, 2014 and December 31, 2013 we had an accumulated deficits of $27,257,699 and $26,886,900 respectively.

We sustained net losses of $383,745 and $696,428 for the years ended December 31, 2014 and 2013, respectively.  We cannot assure you that we will generate sufficient cash flow to meet our obligations or achieve operating profits in the future.

We have relinquished an exclusive license to a related party for all of our intellectual property.

As announced in an 8-K dated January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares in equity and turned over all intellectual property and software to CIP.  Since that time Ceelox has continued development of its business plan surrounding cloud based services which could house services such as: credit card, social networking, and mobile security.  Ceelox has continued to seek merger and acquisition candidates with synergies within these areas.  As a result, we are  in the process of negotiating the final terms to acquire the assets of a cloud based company.  In addition, Ceelox is working to raise capital to sustain the company during the acquisition and final product development leading to market launch.  Our goal is to complete the raise and asset acquisition during the second quarter of 2015.  Additionally, Ceelox has continued dialog with CIP and to seek a license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

Even if we successfully complete any acquisition as part of our business strategy, we may fail to successfully integrate the business of any such acquisition into our operations and realize the anticipated benefits from such integration on a timely basis, or at all, which could negatively impact our business.

The success of any acquisition will depend on our ability to realize the anticipated benefits from integrating a target company's business into our operations. Our business could be disrupted and our management's attention diverted due to these integration planning activities and as a result of the actual integration of our company with any such acquisition following the acquisition. Following any such acquisition, we may fail to realize the anticipated benefits on a timely basis, or at all, for a variety of reasons, including the following:

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

A component of our success will depend upon the ability of these distribution channel partners to effectively integrate our technology into products and services  they market and sell. We have no control over these partners and cannot assure you that they have the financial, marketing or technical resources to successfully sell, integrate and distribute products or applications to end users or generate any meaningful revenue for us. These third parties may also offer the products of our competitors to end users.

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

The Internet and information security markets are subject to rapid technological change and intense competition. We compete with both established credit and debit card companies and a number of startup enterprises as well as providers of more traditional methods of payments. Most of our competitors have substantially greater financial and marketing resources than we do and may independently develop superior technologies that may result in our technology becoming less competitive or obsolete. We may not be able to keep pace with this change. If we are unable to develop new applications or enhance our existing technology in a timely manner in response to technological changes, we will be unable to compete in our chosen markets. In addition, if one or more other biometric technologies such as voice, face, iris, hand geometry or blood vessel recognition are widely adopted, it may cause us delays in adapting our products and services to these other biometric form factors.

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

Risks Related To Our Common Stock

A majority of our Common Stock is owned and controlled by William P. Moore, our Chairman that will limit your ability to voice your opinion on corporate matters over which you will effectively have no vote.

CIP, LLC, our majority shareholder, of which our Chairman, William P. Moore is a control person, currently owns approximately 69.1% of our issued and outstanding common stock.  Since CIP, LLC controls more than 50% of our issued and outstanding common stock, you effectively may have no vote in how we conduct our corporate affairs.

Applicable SEC Rules governing the trading of "penny stocks" limits the trading and liquidity of our common stock that may affect the trading price of our common stock.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock trades below $5.00 per share, our common stock is considered a "penny stock" and is subject to SEC rules and regulations, which impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive the purchaser's written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We do not intend to pay dividends in the foreseeable future.

We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business.Therefore, we do not anticipate paying any dividends on our common stock in the foreseeable future.

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

Item 1B.    Unresolved Staff Comments.

None.

Item 2.       Properties.

The Company's office is located at 10801 Mastin, Suite 920, Overland Park, Kansas 66210. We believe that our office space is sufficient for our current operations and is  provided at no cost.

Item 3.       Legal Proceedings.

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of our business.  We are not currently a part to any legal proceedings.

PART II

Item 5.       Market Price for the Registrant's Common Equity, Related Stockholders Matters and Issuer Purchases of Equity Securities.

Market Price of and Dividends on Common Equity and Related Shareholder Matters.

On September 30, 2010 the Company formally changed its name from Nicaragua Rising, Inc. to Ceelox, Inc. and coincidently received a new trading symbol, "CELO." Below are the high and low quarterly sales information relating to trading in our common stock during our fiscal years ended December 31, 2014 and 2013.

We have never paid a cash dividend on our common stock.We have no present intention to declare or pay cash dividends on our common stock in the foreseeable future.  We intend to retain any earnings that we may realize in the foreseeable future to finance our operations.  Future dividends, if any, will depend on earnings, financing requirements and other factors.

Fiscal Year
2014	High	Low
Fourth Quarter: 10/1/14 to 12/31/14	$0.051	$0.006
Third Quarter: 7/1/14 to 9/30/14	$0.020	$0.010
Second Quarter: 4/1/14 to 6/30/14	$0.016	$0.006
First Quarter: 1/1/14 to 3/31/14	$0.041	$0.003
2013	High	Low
Fourth Quarter: 10/1/13 to 12/31/13	$0.015	$0.003
Third Quarter: 7/1/13 to 9/30/13	$0.025	$0.005
Second Quarter: 4/1/13 to 6/30/13	$0.017	$0.01
First Quarter: 1/1/13 to 3/31/13	$0.018	$0.01

The Company considers its common stock to be "thinly traded".Any reported sale prices may not be a true market-based valuation of its common stock.  Some of the bid quotations from the OTC Bulletin Board set forth above may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Item 6.       Selected Financial Data.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements.. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

On January 27, 2012, Ceelox completed the fulfillment of the demand notice from CIP, LLC.  In this agreement, Ceelox converted over $8 million in debt to 24 million shares of common stock and turned over all intellectual property and software to CIP.  Since that time, Ceelox has continued development of its business plan surrounding cloud based services which could house services such as: credit card, social networking, and mobile, security.  Ceelox has continued to seek merger and acquisition candidates with synergies within these areas.  As a result, we are in the process of negotiating the final terms to acquire the assets of a cloud based company.  In addition, Ceelox is working to raise capital to sustain the company during the acquisition and final product development leading to market launch.  Our goal is to complete the raise of capital and asset acquisition during the second quarter of 2015.  Additionally, Ceelox has continued dialog with CIP and will seek to license and/or purchase the intellectual property from CIP as appropriate to complete their new product rollout.

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

Both transactions expired in early 2013 and no additional discussions ensued.  The Company has turned their attention to the business plan and product set defined in Item 1.

Results of Operations

Net Revenue

For the years ended December 31, 2014 and 2013 the Company had no revenues.

Total Operating Costs and Expenses

Our total costs and expenses consist of marketing, general and administrative expenses including payroll and related benefits, consulting expense that amounted to $269,660 and $502,012 in the years ended December 31, 2014 and 2013, respectively. Marketing, general and administrative expenses decreased by $232,352 or 46% in 2014 compared to 2013.  The decrease in expenses is due to reductions in costs such as legal expense and other operation costs that occurred in 2013 but did not recur in 2014.

Loss from Operations

Our operating loss for the year ended December 31, 2014 was $269,660 compared to a loss of $502,012 for the year ended December 31, 2013.  The decreased loss from operations of $232,352 or 46% was due to reductions in costs such as legal expense and other operation costs incurred in 2013 but did not recur in 2014.

Interest Expense

Interest expense and related financing fees for the year ended December 31, 2014 was $127,460 compared to $204,262 for the year ended December 31, 2013, a decrease of $76,802 or 38%. Between December 2009 and February 2010, the Company issued convertible bridge loan notes totaling $626,735, of which $350,000 was converted in February 2010.  Interest expense on these notes was $12,167 for the year ended December 31, 2014 compared to $12,167 for the same period in 2013.  In 2011, the Company issued promissory notes to a related party in the aggregate amount of $626,824, of which $508,455 was converted in January 2012. Interest expense for the year ended December 31, 2014 related to these related party promissory notes amounted to $660. Additionally, between May 2012 and November 2014, the company issued additional convertible promissory notes aggregating $981,599, which contributed to the remaining interest of $114,633.

Liquidity and Capital Resources

As of December 31, 2014, we had a working capital deficit of $2,316,856 as compared to a working capital deficit of $1,933,111 as of December 31, 2013.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan or that funds will be  available to us  on acceptable terms.

Operating Activities

Cash used in operations of $246,415 during the year ended December 31, 2014 was primarily a result of our $383,745 net loss reconciled with our net non-cash expenses relating to derivative expense, accrued interest, and amortization expense.  Cash used in operations of $305,908 during the year ended December 31, 2013 was primarily a result of our $696,428 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, derivative expense, accrued interest, and amortization expense.

Investing Activities

There were no investing activities during the years ended December 31, 2014 and 2013, respectively.

Financing Activities

During the years ended December 31, 2014 and 2013, we generated proceeds of $244,750 and $303,391 from our financing activities which consisted of: proceeds from notes payable to related parties. We used less related party financing in the current year due to the reduction in our expenses.

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

Accounts Receivable and Allowance for Doubtful Accounts

The Company carries its accounts receivable at cost less an allowance for doubtful accounts. The allowance for doubtful accounts is determined using a combination of factors to ensure that trade and unbilled receivables balances are not overstated due to uncollectibility. The Company performs ongoing customer credit evaluation within the context of the industry in which it operates, does not require collateral, and maintains allowances for potential credit losses on customer accounts when deemed necessary. A specific allowance for a doubtful account may be provided for any problematic customer balances. Delinquent account balances are written-off after management has determined that the likelihood of collection is not possible.

Inventory

Inventories consist of computer equipment merchandise that is in its finished form and ready for sale to end-user customers. Inventories are recorded at the lower of average cost or market. In-bound freight-related costs from our vendors are included as part of the net cost of merchandise inventories. Other costs associated with acquiring, storing and transporting merchandise inventories are expensed as incurred. Our inventories are acquired and carried for retail sale and, accordingly, the carrying value is susceptible to, among other things, market trends and conditions and overall customer demand. We use our best estimates of all available information to establish reasonable inventory quantities. However, these conditions may cause our inventories to become obsolete and/or excessive. We review our inventories periodically for indications that reserves are necessary to reduce the carrying values to lower of cost or market value.

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

Research and Development

The Company expenses research and development costs as incurred.

Advertising and Marketing Costs

The company expenses advertising and marketing costs as incurred.

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2014 and 2013, the Company maintained a stock plan covering equity grants including stock options and warrants.

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

Computation of Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding including 5,000,000 vested unissued shares during the period during the period. Diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period. Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes. The dilutive effect of the convertible notes is calculated under the if-converted method. The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported. Accordingly, we did not include 11,928,593 and 12,616,949 of potentially dilutive options, warrants and convertible debt instruments in earnings (loss) per share at December 31, 2014 and 2013 respectively.

	For the years ended December 31,
	2014	2013
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	6,359,739	7,063,116
Potentially dilutive convertible instruments	3,387,743	3,372,722
	11,928,593	12,616,949

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

Inflation

Inflationary factors such as increases in the cost of our product and overhead costs may adversely affect our operating results. Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future may have an adverse effect on our ability to maintain adequate levels of gross margin and selling, general and administrative expenses as a percentage of net sales if the selling prices of our products do not increase with these increased costs.

Item 8.       Financial Statements and Supplementary Data.

CEELOX, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Ceelox, Inc.
We have audited the accompanying consolidated balance sheets of Ceelox, Inc. as of December 31, 2014 and 2013, and the related consoloidated statement of income, stockholders' deficit, and cash flow for the years then ended. Ceelox Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ceelox, Inc. as of December 31, 2014 and 2013, and the results of their operations and their cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has negative working capital and a stockholders' deficit, significant current and cumulative losses and negative operating cash flows. Furthermore, the Company's cash and working capital positions as of December 31, 2014 are not sufficient to complete its planned activities for the upcoming year. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spectra Financial Services, LLC

Spectra Financial Services, LLC
Tampa, FL
April 10, 2015

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash	$536	$2,201
Prepaids and other current assets	7,065	7,333
Total current assets	$7,601	$9,534

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$555,349	$597,332
Notes payable and advances from related parties	1,315,285	955,282
Convertible note – bridge loan	212,823	200,656
Secured convertible note – in default	187,500	187,500
Derivative liabilities	3,500	1,875
Total current liabilities	2,274,457	1,942,645

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares;38,647,556 shares issued and outstanding as of December 31, 2014 and 2013	387	387
Additional paid-in capital	25,400,255	25,350,255
Accumulated deficit	(27,257,699)	(26,886,900)
Controlling Interest	(1,857,057)	(1,536,258)
Non controlling interests	(409,799)	(396,853)
Total stockholders' deficit	(2,266,856)	(1,933,111)
Total liabilities and stockholders' deficit	$7,601	$9,534

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended
	December 31,
	2014		2013

Revenue	$		$

Operating costs and expenses:
Marketing, general and administrative		269,660		502,012
Total costs and expenses		269,660		502,012

Operating loss		(269,660)		(502,012)

Other income (expenses):
Interest and amortization of financing fees		(127,460)		(204,262)
Derivative income		(1,625)		6,825
Other income		15,000		3,021
Total other income (expenses)		(114,085)		(194,416)

Net loss		(383,745)		(696,428)

Net loss attributable to non-controlling interest		12,946		23,463

Net loss attributable to common stockholders		$(370,799)		$(672,965)

Basic and diluted loss per share		$(0.01)		$(0.02)

Weighted average shares basic and diluted		38,647,556		38,645,364
Vested, unissued shares		5,000,000
Shares used in basic and diluted calculation		43,647,556		38,645,364

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Non-Controlling Interest	Total
BALANCE at January 1, 2013	38,547,556	$386	$25,349,256	$(26,213,935)	$(373,390)	$(1,237,683)

Issuance of common stock for services	100,000	1	999			1,000

Net loss for the year ended December 31, 2013				(672,965)	(23,463)	(696,428)

BALANCE at December 31, 2013	38,647,556	$387	$25,350,255	$(26,886,900)	$(396,853)	$(1,933,111)

Unissued shares stock based compensation			50.000			50,000

Net loss for the year ended December 31, 2014				(370,799)	(12,946)	(383,745)

BALANCE at December 31, 2014	38,647,556	$387	$25,400,255	$(27,257,699)	$(409,799)	$(2,266,856)

See Notes to Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(383,745)	$(696,428)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount		100,466
Derivative income	1,625	(6,825)
Stock compensation expense to consultants and employees		50,000
Liability extinguishment gain	15,000
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets	269	11,008
Accounts payable and accrued liabilities	120,436	235,871
NET CASH USED IN OPERATING ACTIVITIES	(246,415)	(305,908)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable and advances from related parties	244,750	303,391
NET CASH PROVIDED BY FINANCING ACTIVITIES	244,750	303,391

NET DECREASE IN CASH	(1,665)	(2,517)
CASH:
Beginning of period	2,201	4,718
End of period	$536	$2,201

Supplemental disclosure of non-cash investing and financing activities:
Stock based compensation	$50,000	$-

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

During the year ended December 31, 2014, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile security and continues to seek merger and acquisition candidates with synergies within these areas.  At December 31, 2014 and 2013, the Company had $536 and $2,201 in cash, respectively, and $2,266,856 and $1,933,111 in negative working capital, respectively.  For the years ended December 31, 2014 and 2013, the Company had a net loss of $383,745 and $696,428, respectively, and utilized $246,415 and $305,908, respectively, in cash from operations.  These factors, among others, indicate that the Company is in need of additional financing in order to continue its planned activities for the year that began on January 1, 2015.   No adjustment has been made in the accompanying consolidated financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

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

The Company expenses research and development costs  are incurred.

Advertising and Marketing Costs

The Company expenses advertising and marketing costs  are incurred. There were no such costs for the years ended December 31, 2014 and 2013.

Stock-Based Compensation and Equity Incentive Plans

For the years ended December 31, 2014 and 2013, the Company maintained a stock plan covering equity grants including stock options and warrants. (See Note 10, "Equity Activity" for a detailed description of the Company's plans.)

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

Computation of Earning (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding including 5,000,000 vested unissued shares during the period.  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 12,683,616 and 12,616,949 of potentially dilutive options, warrants and convertible debt instruments at December 31, 2014 and 2013 respectively.

	For the years ended December 31,
	2014	2013
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	6,359,739	7,063,116
Potentially dilutive convertible instruments	3,387,743	3,372,722
	11,928,593	12,616,949

Non-controlling Interest Ceelox Private

Certain shareholders of Ceelox Private did not participate in the Merger and share exchange between Nicaragua and Ceelox Private (see Note 4). At December 31, 2014 and 2013, these shareholders are recorded as non controlling interests in the consolidated financial statements. Details of changes in the non controlling interests are reflected in the consolidated statements of stockholders' deficit.

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

As of December 31, 2014 and 2013, the carrying amounts of convertible bridge notes were $212,823 and $200,656, respectively. As of December 31, 2014, the convertible notes payable – bridge loans are considered in default.

On August 6, 2012 in a complaint filed in Johnson County Kansas, Ceelox was found in default in re-payment of the notes plus interest for three note holders in the total amount of $100,000.  The Company does not currently have sufficient funds to repay the notes.

5.	Notes Payable and Related Party Advances

On September 30, 2011, Ceelox received advances from a related party in the amount of $78,086. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related to various consulting agreements. The outstanding balance of these advances as of December 31, 2014 and 2013 amounted to $45,227 and $44,980, respectively. The outstanding balances included accrued interest of $806 and $559 as of December 31, 2014 and 2013, respectively. Interest expense for the years ended December 31, 2014 and 2013 amounted to $248 and $248, respectively.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

5.	Notes Payable and Related Party Advances (continued)

On December 31, 2011, Ceelox received additional advances from a related party in the amount of $73,947. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related to various consulting agreements. The outstanding balance of these advances as of December 31, 2014 and 2013 amounted to $75,187 and $74,774, respectively. The outstanding balances included accrued interest of $826 and $413 as of December 31, 2014 and 2013, respectively. Interest expense for the years ended December 31, 2014 and 2013 amounted to $413 and $413, respectively.

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

Between August 8, 2012 and November 17, 2014, the Company received advances aggregating $856,599 from the same related party that purchased the $125,000 Note. These advances are subject to an interest rate of 13% per annum and are payable on demand. As of December 31, 2014 and 2013, the outstanding balance of the related party note and subsequent advances equaled $1,194,871 and $835,528, respectively. The outstanding balances included accrued interest of $212,272 and $98,679 as of December 31, 2014 and 2013, respectively. For the years ended December 31, 2014 and 2013, the Company recorded $114,593 and $86,612, respectively, in interest expense related to the related party note and subsequent advances.

The aggregate outstanding balance of all the notes payable and related party advances issued from September 30, 2011 through November 17, 2014 amounted to $1,315,285 and $955,282 as of December 31, 2014 and 2013, respectively. As of December 31, 2014 and 2013, the related parties have not required repayment of these notes and advances. The related parties have agreed that the balances will either be paid back or converted into common stock upon completion of a financial raise that the Company is currently seeking.

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

Pursuant to the terms of the Note, the maturity date of the Note was February 16, 2013 ("Maturity Date") and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the "Offering Price") if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of December 31, 2014, this note is in default. However, the Company is making progress in negotiations with a third party to secure financing, targeting second quarter of 2015, in which part of the use of the proceeds will be used to repay the Note.

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

For the years ended December 31, 2014 and 2013, the Company recorded interest expense related to the amortization of debt discount in the amount of $0 and $100,466, respectively. The carrying value of the secured convertible note as of December 31, 2014 and 2013 was $187,500 and $187,500, respectively.

7.	Derivative Financial Instruments

The components of warrant derivative liability as reflected in the consolidated balance sheets as of December 31, 2014 and 2013 are as follows:

	December 31, 2014		December 31, 2013
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000		$3,125,000	$
Warrant derivative liability	625,000	3,500	625,000		1,875
	3,750,000	$3,500	3,750,000		$1,875

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

7.	Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the years ended December 31, 2014 and 2013:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Year Ended December 31, 2014		Year Ended December 31, 2013
Embedded conversion feature	$		$2,488
Warrant derivative liability		(1,625)	4,337

Total derivative gain (loss)		$(1,625)	$6,825

8.	Fair Value Considerations

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

8.	Fair Value Considerations (continued)

The following table presents information about the Company's liabilities measured at fair value as of December 31, 2014 and 2013:

	Financial Measurements Using
December 31, 2014	Level 1	Level 2	Level 3	Total
LIABILITIES
Warrant derivative liabilities	$	$	$3,500	$3,500
Embedded conversion feature
	$	$	$3,500	$3,500

December 31, 2013
LIABILITIES
Warrant derivative liabilities	$	$	$1,875	$1,875
Embedded conversion feature
	$	$	$1,875	$1,875

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

Significant assumptions in valuing the warrant liability were as follows as of December 31, 2014:

Warrants
Exercise price	$0.06
Volatility	324.60%
Equivalent term (years)	2.13
Risk-free interest rate	0.67%

Significant assumptions in valuing the warrant liability were as follows as of December 31, 2013:

Warrants
Exercise price	$0.06
Volatility	284.96%
Equivalent term (years)	3.13
Risk-free interest rate	0.78%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

8.	Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

Balance as of December 31, 2013	$(1,875)
Total gains or losses (realized or unrealized):
Included in earnings	(1,625)
Balance as of December 31, 2014	$(3,500)

9.	Equity Activity

Warrants: The following table summarizes the activity related to warrants for the period from January 1, 2013 through December 31, 2014:

	Warrants	WAVG Strike Price
January 1, 2013	7,063,116	2.90
Granted
Exercised
Cancelled or expired
December 31, 2013	7,063,116	2.90
Granted
Exercised
Cancelled or expired	(703,377)	0.81
December 31, 2014	6,359,739	0.35
Exercisable at December 31, 2014	6,359,739	0.35

The warrants expire at various dates ranging from January 2, 2015 through May 18, 2017 and have an average exercise price of $0.15.

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

As of December 31, 2014, 3,957,778 shares of the 6,000,000 shares approved under the Company's Plan remain available for grant.

During the years ended December 31, 2014 and 2013, there were no options issued under the plan.

Officer Compensation

On October 3, 2013, the Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to an officer. The stock was issued for past services and was valued at $0.01 per share. The $50,000 in stock-compensation expense is recorded in income statement under marketing, general and administrative expenses. As of December 31, 2014 these shares have not been issued.

10.	Mergers and Acquisitions

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

10.	Mergers and Acquisitions (continued)

A result of the continued focus on our business plan, Ceelox has been performing due diligence with several acquisition targets whose products and services align with the product set defined herein.  Ceelox is currently in the process of negotiating the final terms to acquire the assets of a cloud based company.  In addition, Ceelox is working to raise capital to sustain the company during the acquisition and final product development leading to market launch.  Our goal is to complete the raise and asset acquisition during the second quarter of 2015.

11.	Income Taxes

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Benefit at federal and statutory rate	(34)%	(34)%
Change in valuation allowance	34%	34%
Effective tax rate	0%	0%

Deferred income taxes arise from temporary differences in the recognition of certain items for income tax and financial reporting purposes. The approximate tax effects of significant temporary differences which comprise the deferred tax assets and liabilities are as follows:

	Year Ended December 31,
	2014	2013
Net operating loss carry-forward	$7,727,000	$7,597,000
Property and equipment	-	-
Compensation arising from share-based payment	378,000	378,000
Amortization of intangible assets	-	-
Valuation allowance	(8,105,000)	(7,975,000)
Net deferred tax assets (liabilities)	$-	$-

As of December 31, 2014, we have $22,727,000 in net operating loss carry forward that, subject to limitation, may be available in future tax years to offset taxable income.  The net operating loss carry forwards expire through 2034.

The amount of income taxes and related income tax positions taken are subject to audits by federal and state tax authorities. As of December 31, 2014, the Company's most recently filed income tax return dates are as of December 31, 2013, and generally three years of income tax returns commencing with that date are subject to audit by these authorities.  Our estimate of the potential outcome of any uncertain tax positions is subject to management's assessment of relevant risks, facts, and circumstances existing at that time, pursuant to ASC 740, Income Taxes.  ASC 740 requires a more-likely-than-not threshold for financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  The Company's policy is to record a liability for the difference between the benefit recognized and measured pursuant to ASC 740 and tax position taken or expected to be taken on the tax return.  Then, to the extent that the assessment of such tax positions changes, the change in estimate is recorded in the period in which the determination is made.  The Company reports tax-related interest and penalties as a component of income tax expense. During the periods reported, management of the Company has concluded that no significant tax position requires recognition under ASC 740.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS

12.	Subsequent Events

Between January 1, 2015 and April 13, 2015, the Company received additional advances of $12,500 from related parties.

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

Based on our assessment, management has concluded that our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles as of the end of the fiscal year. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements.  Additionally, a material weakness exists as of December 31, 2014, with regard to limitations in the capacity of the Company's accounting resources to identify and react in a timely manner to non-routine, complex and related party transactions as well as the adequate understanding of the disclosure requirements relating to these transactions. We reviewed the results of management's assessment with our Board of Directors.

Management's report was not subject to attestation by our registered public accounting firm pursuant to rules established  by the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Item 9B.    Other Information.

None.

PART III

Item 10.     Directors and Executive Officers, Promoters and Control Persons.

The following table sets forth the name, age and position of each of our officers, directors, director designees and key employees.

Name	Age	Position
Mark Grannell	52	Chief Executive Officer and Chief Operating Officer
William P. Moore	69	Chairman of the Board, Secretary, Treasurer and Chief Financial Officer

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

Item 11.      Executive Compensation.

Executive Compensation

The following table sets forth information concerning all compensation paid to the Company's Executive Officers for services to the Company in all capacities for each of the two years ended December 31 indicated below.

Summary Compensation Table
		Annual Compensation			Long-Term Compensation Awards
Name and Principal Position	Year Ended December 31,	Salary(1)	Bonus	Other Annual Compensation	Number of Securities Underlying Options and Warrants (2)
Mark Grannell Chief Executive Officer, Chief Operating Officer	2014	$150,000	--	--	--

	2013	$150,000	--	--	5,000,000

William P. Moore Chief Financial Officer and Secretary	2014	--

	2013	--

Note 1: Mr. Grannell's salary for 2013 was $150,000. However, as of December 31, 2013 only $50,000 had been paid and $100,000 was accrued (related to 2013). Mr. Grannell's salary for 2014 was $150,000. However, as of December 31, 2014, none of his salary had been paid and $150,000 was accrued (related to 2014).

Note 2: On October 3, 2013, the Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to an officer. These shares were issued on April 9, 2015.

Compensation of Directors

The Directors do not currently receive compensation for their services as directors, but are reimbursed for expenses incurred in attending board meetings.  In addition, there have been no options granted to any directors, other than in connection with the terms of the share exchange between Nicaragua and Ceelox Private.

Item 12.     Security Ownership of Certain Beneficial Owners and Management.

The following table presents information regarding the beneficial ownership of our common stock as of April 13, 2015, with respect to:

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

The information presented in this table is based on 43,647,556 shares of common stock of Ceelox, Inc. issued and outstanding on April 13, 2015. Unless otherwise indicated, the address of each of the executive officers, directors and 5% or more stockholders named below is Ceelox, Inc., 10801 Mastin, Suite 920 Overland Park, Kansas 66210.

	Common Stock
Name of Beneficial Owner	Beneficially Owned	Percentage of Common Stock
Executive Officers and Directors:
William P. Moore III Revocable Trust & CIP, LLC(1)	26,696,365	69.16%

Mark L. Grannell(2)	5,805,308	13.30%

All officers and directors as a group	32,501,673	74.46%
Other Stockholders with 5% or more of our common stock:
Endeavor Group, LLC(3)	2,650,000	6.07%
Philip E. Tearney	4,000,000	9.16%

(1)
All shares included herein are held through this individual's ownership interest in CIP, LLC.  Mr. Moore is the Sole Trustee of the William P. Moore, III Revocable Trust and controls the Trust's shares.

(2)
Includes 805,308 shares of common stock issuable upon the exercise of currently vested options and warrants. It also includes 5,000,000 shares of common stock issued to Mark L. Grannell on April 9, 2015.

(3)	Located at 25 Burritts Court South Westport, CT 06880

Item 13.     Certain Relationships, Related Transactions, and Director Independence.

Director Independence

As of December 31, 2014, none of our directors qualify as "independent" in accordance with Rule 10A-3 of the Exchange Act.

Item 14.     Principal Accounting Fees and Services.

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

The following table sets forth the fees by our independent registered public accounting firms for each of the last two fiscal years:

Fee Category	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Audit fees	$22,500	$65,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

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

Policy Related to Board of Directors Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Accounting Firm.

During the years ended December  31, 2014 and 2013, our board of directors pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the board of directors pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

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

Signature	Title	Date

/s/ Mark Grannell Mark Grannell	Chief Executive Officer, and Director (Principal Executive)	April 13, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mark L Grannell Mark Grannell	Chief Executive Officer, and Director (Principal Executive and Secretary)	April 13, 2015

/s/William P. Moore William P. Moore	Chairman of the Board and Acting Chief Financial Officer	April 13, 2015

EXHIBIT INDEX

Exhibit	Document Description
3.1	Articles of Incorporation.	Previously filed as Exhibit 3.1 to our Form SB-2 dated December 21, 2007

3.2	Bylaws.	Previously filed as Exhibit 3.2 to our Form SB-2 dated December 21, 2007

4.1	Specimen Stock Certificate.	Previously filed as Exhibit 4.1 to our Form SB-2 dated December 21, 2007

14.1	Code of Ethics.	Previously filed as Exhibit 14.1 to our Form 10-K dated January 30, 2009

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith

99.1	Audit Committee Charter.	Previously filed as Exhibit 99.1 to our Form 10-K dated January 30, 2009

99.2	Disclosure Committee Charter.	Previously filed as Exhibit 99.2 to our Form 10-K dated January 30, 2009