Form 10-Q
period 2015-06-30
Ceelox Inc.
filed 2015-08-12
CIK 1421766

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number   000-53597

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 43,647,556 as of August 11, 2015.

ITEM 1.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CEELOX, INC. AND SUBSIDIARY
June 30, 2015

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31
	2015	2014
	Unaudited
ASSETS
Current assets:
Cash	$2,062	$536
Prepaids and other current assets	7,376	7,065
Total current assets	$9,438	$7,601

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	$623,795	$555,349
Notes payable and advances from related parties	1,438,320	1,315,285
Convertible note – bridge loan	218,856	212,823
Secured convertible note – in default	187,500	187,500
Derivative liabilities	3,106	3,500
Total current liabilities	2,471,577	2,274,457

STOCKHOLDERS' DEFICIT
Preferred stock, $0.0001 par value; 5,000,000 undesignated shares, authorized; none issued and outstanding
Common stock, $0.00001 par value: Authorized 100,000,000 shares; 43,647,556 and 38,647,556 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	437	387
Additional paid-in capital	25,400,205	25,400,255
Accumulated deficit	(27,446,437)	(27,257,699)
Controlling Interest	(2,045,795)	(1,857,057)
Non controlling interests	(416,344)	(409,799)
Total stockholders' deficit	(2,462,139)	(2,266,856)
Total liabilities and stockholders' deficit	$9,438	$7,601

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For The Six Months Ended June 30,		For The Three Months Ended June 30,
	2015	2014	2015	2014

Revenue	$-	$-	$-	$-

Operating costs and expenses:
Marketing, general and administrative	124,361	150,596	68,837	103,277
Total costs and expenses	124,361	150,596	68,837	103,277

Operating loss	(124,361)	(150,596)	(68,837)	(103,277)

Other income (expenses):
Interest and amortization of financing fees	(71,317)	(58,137)	(36,467)	(30,702)
Derivative income (expense)	394	(4,165)	4,529	3,835
Other income	-	15,000	-	15,000
Total other income (expenses)	(70,923)	(47,302)	(31,938)	(11,867)

Net loss	(195,284)	(197,898)	(100,775)	(115,144)

Net loss attributable to non-controlling interest	6,546	6,754	3,273	3,888

Net loss attributable to common stockholders	$(188,738)	$(191,144)	$(97,502)	$(111,256)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares basic and diluted	40,388,958	38,647,556	41,766,291	38,647,556

See Notes to Condensed Consolidated Financial Statements

CEELOX, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For The Six Months Ended June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss:	$(195,284)	$(197,898)
Adjustments to reconcile net loss to net cash used in operating activities:
Derivative expense	(394)	4,165
Effect on cash of changes in operating assets and liabilities:
Prepaids and other current assets	(312)	63
Accounts payable and accrued liabilities	139,766	23,536
NET CASH USED IN OPERATING ACTIVITIES	(56,224)	(170,134)

CASH FLOW FROM FINANCING ACTIVITIES:
Proceeds from notes payable and advances from related parties	57,750	181,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	57,750	181,000

NET DECREASE IN CASH	1,526	10,866
CASH:
Beginning of period	536	2,201
End of period	$2,062	$13,067

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

2.    Going Concern and Management's Plans

During the six months ended June 30, 2015, the Company was engaged in continued development of our business plan surrounding virtual credit card, social networking and mobile security and continues to seek merger and acquisition candidates with synergies within these areas.  As indicated in the accompanying condensed consolidated financial statements, at June 30, 2015 and December 31, 2014, the Company had $2,062 and $536 in cash, respectively, and $2,462,139 and $2,266,856 in negative working capital, respectively.  For the six months ended June 30, 2015 and 2014, the Company had a net loss of $195,284 and $197,898, respectively, and utilized $56,224 and $170,134, respectively, in cash from operations. For the three months ended June 30, 2015 and 2014, the Company had a net loss of $100,775 and $115,144, respectively. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The operating results for the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year ending December 31, 2015.

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

Computation of Earnings (Loss) Per Share

A basic earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares outstanding .  A diluted earnings (loss) per share is calculated by dividing the earnings (loss) by the weighted average number of common shares and potentially dilutive securities outstanding during the period.  Potentially dilutive common shares consist of incremental common shares issuable upon exercise of stock options, warrants and shares issuable upon the conversion of convertible notes.  The dilutive effect of the convertible notes is calculated under the if-converted method.  The dilutive effect of outstanding shares is reflected in diluted earnings per share by application of the treasury stock method.  This method includes consideration of the amounts to be paid by the employees, the amount of excess tax benefits that would be recognized in equity if the instruments were exercised and the amount of unrecognized stock-based compensation related to future services. No potential dilutive common shares are included in the computation of any diluted per share amount when a loss is reported.  Accordingly, we did not include 6,451,302 and 12,624,397 of potentially dilutive options, warrants and convertible debt instruments at June 30, 2015 and 2014 respectively.

	For The Six Months Ended June 30,
	2015	2014
Potentially dilutive options	2,181,111	2,181,111
Potentially dilutive warrants	875,000	7,063,116
Potentially dilutive convertible instruments	3,395,191	3,380,170
	6,451,302	12,624,397

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

As of June 30, 2015 and December 31, 2014, the carrying amounts of convertible bridge notes, including accrued interest were $218,856 and $212,823, respectively. As of June 30, 2015, the convertible notes payable – bridge loans are considered in default.

On August 6, 2012 in a complaint filed in Johnson County Kansas, Ceelox was found in default in re-payment of the notes plus interest for three note holders in the total amount of $100,000.  The Company does not currently have sufficient funds to repay the notes.

5.    Notes Payable and Advances from Related Parties

On September 30, 2011, Ceelox received advances from a related party in the amount of $78,086. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related to various consulting agreements. The outstanding balance of these advances as of June 30, 2015 and December 31, 2014 amounted to $45,350 and $45,227, respectively. The outstanding balances included accrued interest of $929 and $806 as of June 30, 2015 and December 31, 2014, respectively. Interest expense for the six months ended June 30, 2015 and 2014 amounted to $123 and $123, respectively.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

5.    Notes Payable and Advances from Related Parties (continued)

On December 31, 2011, Ceelox received additional advances from a related party in the amount of $73,947. These advances are payable on demand and have an interest rate of 0.55%. These funds were advanced to the Company to pay fees related for various consulting agreements. The outstanding balance of these advances as of June 30, 2015 and December 31, 2014 amounted to $75,392 and $75,187, respectively. The outstanding balances included accrued interest of $1,443 and $1,238 as of June 30, 2015 and December 31, 2014, respectively. Interest expense for the six months ended June 30, 2015 and 2014 amounted to $203 and $203, respectively.

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

The purchase price allocation for the convertible notes resulted in a debt discount of $4,950. The discount on the notes will be amortized through periodic charges to interest expense over the term of the debenture using the effective interest method. As of June 30, 2015 the debt discount has been fully amortized. The purchase price allocation is as follows:

Inception
Net proceeds	$125,000
Carrying value	(120,050)
Paid in capital (warrants)	(4,950)

The warrants were recorded as a discount to the note and will be accreted to face value over the life of the loan.

Between August 8, 2012 and May 7, 2015, the Company received advances aggregating $914,349 from the same related party that purchased the $125,000 Note. These advances are subject to an interest rate of 13% per annum and are payable on demand. As of June 30, 2015 and December 31, 2014, the outstanding balance of the related party note and subsequent advances including accrued interest equaled $1,317,578 and $1,194,871, respectively. The outstanding balances included accrued interest of $278,229 and $213,272 as of June 30, 2015 and December 31, 2014, respectively. For the six months ended June 30, 2015 and 2014, the Company recorded $64,957 and $51,777, respectively in interest expense related to the related party note and subsequent advances.

The aggregate outstanding balance of all the notes payable and related party advances issued from September 30, 2011 through May 17, 2015 amounted to $1,438,320 and $1,315,285 as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015 and December 31, 2014, the related parties have not required repayment of these notes and advances. The related parties have agreed that the balances will either be paid back or converted into common stock upon completion of a financial raise that the Company is currently seeking.

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

Pursuant to the terms of the Note, the maturity date of the Note was February 16, 2013 ("Maturity Date") and all of the interest due under the Note during the initial term was prepaid by the Company upon issuance of the Note. The number of shares into which the Note may be converted shall be determined by dividing the conversion amount of the Note by the conversion price. The conversion price shall be determined as follows: (i) a 25% discount from the price per share (denominated in US dollars) at which the common stock is sold in a Qualified Offering (such price at which the common stock is sold in a Qualified Offering is referred to as the "Offering Price") if the Qualified Offering occurs on or before the six (6) month anniversary of the final Closing Date; (ii) a 40% discount from the Offering Price if a Qualified Offering occurs after the six (6) month anniversary of the final Closing Date but on or before the twelve (12) month anniversary of the final Closing Date; or (iii) the greater of (x) a 40% discount from the VWAP of the common stock over the five (5) trading days prior to conversion, and (y) $0.10 per share if a Qualified Offering does not occur on or prior to the twelve (12) month anniversary of the final Closing Date. For purposes hereof, the final Closing Date shall be the earlier of February 28, 2012 and the sale of an aggregate of $500,000 principal amount of the Notes. As of June 30, 2015, the only conversion option available to the holder is $0.10 per share since a Qualified Offering did not occur on or prior to the twelve (12) month anniversary of the final Closing Date. As of June 30, 2015, this note is in default. However, the Company is in negotiations with a third party to secure financing and has targeted the quarter ended September 30, 2015 to repay the Note provided a financing is consummated.

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

As of June 30, 2015 and December 31, 2014, the debt discount had been fully amortized. The carrying value of the secured convertible note as of June 30, 2015 and December 31, 2014 was $187,500 and $187,500, respectively.

7.    Derivative Financial Instruments

The components of warrant derivative liability as reflected in the consolidated balance sheets as of June 30, 2015 and December 31, 2014 are as follows:

	June 30, 2015		December 31, 2014
Secured convertible note giving rise to derivative financial instruments:	Indexed Shares	Fair Values	Indexed Shares	Fair Values
Embedded conversion feature	3,125,000	$-	3,125,000	$-
Warrant derivative liability	625,000	3,106	625,000	3,500
	3,750,000	$3,106	3,750,000	$3,500

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

7.    Derivative Financial Instruments (continued)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments for the six months ended June 30, 2015 and 2014:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
Embedded conversion feature	$		$
Warrant derivative liability		394		(4,165)

Total derivative gain (loss)		$394		$(4,165)

The following table summarizes the effects on our gain (loss) associated with changes in the fair values of our derivative financial instruments by type of financing for the three months ended June 30, 2015 and 2014:

Secured convertible note financing giving rise to derivative financial instruments and the income effects:	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
Embedded conversion feature	$		$
Warrant derivative liability		4,529		3,835

Total derivative gain (loss)		$4,529		$3,835

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

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.    Fair Value Considerations (continued)

The following table presents information about the Company's liabilities measured at fair value as of June 30, 2015 and December 31, 2014:

	Financial Measurements Using
June 30, 2015	Level 1	Level 2	Level 3	Total
Liabilities
Warrant derivative liabilities	$	$	$3,106	$3,106
Embedded conversion feature
	$	$	$3,106	$3,106

December 31, 2014
Liabilities
Warrant derivative liabilities	$	$	$3,500	$3,500
Embedded conversion feature
	$	$	$3,500	$3,500

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

Significant assumptions in valuing the warrant liability were as follows as of June 30, 2015:

Warrants
Exercise price	$0.06
Volatility	256.64%
Equivalent term (years)	1.64
Risk-free interest rate	0.28%

Significant assumptions in valuing the warrant liability were as follows as of December 31, 2014:

Warrants
Exercise price	$0.06
Volatility	324.60%
Equivalent term (years)	2.13
Risk-free interest rate	0.67%

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

8.    Fair Value Considerations (continued)

The following table sets forth a reconciliation of changes in the fair value of financial liabilities classified as Level 3 in the fair value hierarchy:

	2015	2014
Balance as of January 1	$(3,500)	$(1,875)
Total gains or losses (realized or unrealized):
Included in earnings	394	(4,165)
Balance as of June 30	$(3,106)	$(6,040)

9.    Equity Activity

Warrants:

The Company had outstanding warrants at June 30, 2015 and December 31, 2014 totaling 875,000 and 6,359,739, respectively. The warrants expire at various dates ranging from February 15, 2017 through May 18, 2017 and have an average exercise price of $0.06.

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

As of June 30, 2015, 3,957,778 shares of the 6,000,000 shares approved under the Company's Plan remain available for grant.

During the periods ended June 30, 2015 and December 31, 2014, there were no options issued under the plan.

The number of options outstanding for periods ended June 30, 2015 and December 31, 2014 was 2,181,111 and 2,181,111, respectively.

Officer Compensation

On October 3, 2013, the Board of Directors approved the issuance of 5,000,000 shares of restricted common stock to an officer. The stock was issued for past services and was valued at $0.01 per share. In the quarterly period ended December 31, 2013, $50,000 in stock-compensation expense is recorded in income statement under marketing, general and administrative expenses. These shares were issued on April 17, 2015.

CEELOX, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED
FINANCIAL STATEMENTS
(UNAUDITED)

10.    Subsequent Events

Between July 1, 2015 and August 11, 2015, the Company received additional advances of $15,500 from related parties.

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

A result of the continued focus on our business plan, Ceelox has been performing due diligence with several acquisition targets whose products and services align with the product set defined herein.  Ceelox is currently in the process of negotiating the final terms to acquire the assets of a cloud based company.  In addition, Ceelox is working to raise capital to sustain the company during the acquisition and final product development leading to market launch.  Our goal is to complete the raise of capital and asset acquisition during the third quarter of 2015.

Results of Operations

Six Months Ended June 30, 2015 Compared with Six Months Ended June 30, 2014

Net Revenue

For the six months ended June 30, 2015 and 2014 the Company had no revenues respectively. No sales occurred in either period as a result of the Company's focus on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses consist of marketing, general and administrative expenses including payroll and related benefits, consulting expense that amounted to $124,361 and $150,596 for the six months ended June 30, 2015 and 2014, respectively. Marketing, general and administrative expenses decreased by $26,235 or 17% during the six months ended June 30, 2015 compared to the same period in 2014.  The decrease in expenses is primarily due to a decrease in accounting fees in the amount of $20,000.

Loss from Operations

Our operating loss for the six months ended June 30, 2015 was $124,361 compared to a loss of $150,596 for the six months ended June 30, 2014.  The decreased loss from operations of $26,235 or 17% was due to a decrease in costs such as accounting fees.

Interest Expense

Interest expense and related financing fees for the six months ended June 30, 2015 was $71,317 compared to $58,137 for the same period in 2014, an increase of $13,180 or 23%.  The company has notes payable and advances from related parties of $1,438,320 and 1,188,387.at June 30, 2015 and 2014, respectively.  Interest expense related to these notes is $64,957 and $51,777 for the six months ended June 30, 2015 and 2014, respectively.  The convertible note bridge loan is $218,856 and $206,689 at June 30, 2015 and 2014, respectively.  Interest expense on this note is $6,033 in the six months ended June 30, 2015 and 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had a working capital deficit of $2,462,139 as compared to a working capital deficit of $2,266,856 as of December 31, 2014.  In the past we have relied on sales of our equity to raise funds for our working capital requirements, as well as loans from our majority stockholder, a related party.  We will need to raise additional capital in order to implement our business plan and will seek to sell additional equity and/or debt to accomplish this objective.  There can be no assurance that we will be able to raise funds sufficient to carry out our business plan or that funds will be available to us on acceptable terms.

Operating Activities

Cash used in operations of $56,224 during the six months ended June 30, 2015 was primarily a result of our $195,284 net loss reconciled with our net non-cash expenses relating to derivative expense, accrued interest, and amortization expense.  Cash used in operations of $170,134 during the six months ended June 30, 2014 was primarily a result of our $197,898 net loss reconciled with our net non-cash expenses relating to stock-based compensation expense, derivative expense, accrued interest, and amortization expense.

Investing Activities

There were no investing activities during the six months ended June 30, 2015 and 2014, respectively.

Financing Activities

During the six months ended June 30, 2015 and 2014, we generated proceeds of $57,750 and $181,000 from our financing activities which consisted of: proceeds from notes payable to related parties. We used less related party financing in the current year due to the reduction in our expenses.

Seasonality Results

We do not expect to experience any seasonality in our operating results.

Results of Operations

Three Months Ended June 30, 2015 Compared with Three Months Ended June 30, 2014

Net Revenue

For the three months ended June 30, 2015 and 2014 the Company had no revenues respectively. No sales occurred in either period as a result of the Company's focus on continued product development and securing funding to execute its business plan.

Total Operating Costs and Expenses

Our total costs and expenses consist of marketing, general and administrative expenses including payroll and related benefits, consulting expense that amounted to $68,837 and $103,277 for the three months ended June 30, 2015 and 2014, respectively. Marketing, general and administrative expenses decreased by $34,440 or 33% during the three months ended June 30, 2015 compared to the same period in 2014.  The decrease in expenses is primarily due to a decrease in accounting fees in the amount of $20,000.

Loss from Operations

Our operating loss for the three months ended June 30, 2015 was $68,837 compared to a loss of $103,277 for the three months ended June 30, 2014.  The decreased loss from operations of $34,440 or 33% was due to a decrease in costs such as accounting fees in the amount of $20,000.

Interest Expense

Interest expense and related financing fees for the three months ended June 30, 2015 was $36,467 compared to $30,702 for the same period in 2014, an increase of $5,765 or 19%. The company has notes payable and advances from related parties of $1,438,320 and 1,188,387.at June 30, 2015 and 2014, respectively.  Interest expense related to these notes is $33,270 and $22,350 for the three months ended June 30, 2015 and 2014, respectively.  The convertible note bridge loan is $218,856 and $206,689 at June 30, 2015 and 2014, respectively.  Interest expense on this note is $3,033 in the three months ended June 30, 2015 and 2014.

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

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, Mr. Grannell, our CEO, and Mr. Moore, our CFO, concluded that our Disclosure Controls were not effective as of the end of the period covered by this report. The small size of our company does not provide for the desired separation of control functions, and we do not have the required closing process related to the preparation of consolidated financial statements. As of June 30, 2015 we do not believe that our disclosure controls and procedures were effective.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of August, 2015.

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